Form 10-Q
period 1996-07-31
APHTON CORP
filed 1996-09-12
CIK 840319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For Quarter ended July 31, 1996     Commission File Number 0-19122


                               APHTON CORPORATION
             (Exact name of registrant as specified in its charter)


                 California                                 95-3640931
       (State or other jurisdiction of      I.R.S. Employer Identification No.)
        incorporation or organization)


                PO BOX 1049, Woodland, CA                95776
         (address of principal executive offices)      (Zip Code)


        Registrant's telephone number, including area code (916)666-5226

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 14 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X              No     __



                        The number of  shares  of  Common  Stock
                          outstanding   as  of  the  close  of
                                 business on July 31, 1996:

      Class                                                    Number of
                                                           Shares outstanding

 Common Stock, no par value                                     12,913,149


                               APHTON CORPORATION

                                      Index


                                                                     Page

Part I - Financial Information                                        3

    Item 1.  Financial Statements:

       Balance Sheets - July 31, 1996 and April 30, 1996              3

       Statements of Operations - Three months ended
          July 31, 1996 and 1995                                      4

       Statements of Stockholders' Equity - Three months ended
          July 31, 1996 and the year ended April 30, 1996             4

       Statements of Cash Flows - Three months ended July 31, 1996
          and 1995                                                    5

    Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 5


Part II - Other Information

    Item 1.  Legal Proceedings                                        7

    Item 2.  Changes in Securities                                    7

    Item 3.  Defaults Upon Senior Securities                          7

    Item 4.  Submission of Matters to a Vote of Security Holders      7

    Item 5.  Other Information                                        7

    Item 6.  Exhibits and Reports on Form 8-K                         7

Signature Page                                                        7



                               APHTON CORPORATION

                         Part I - Financial Information

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of July 31, 1996 and April 30, 1996 and the results of its operations and its cash flows for the three months ended July 31, 1996 and 1995. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                               APHTON CORPORATION
                Balance Sheets - July 31, 1996 and April 30, 1996

                                                 July 31,           April 30,
                                                    1996               1996
                                     Assets

Cash and short-term cash investments           $6,964,483          $8,169,368
Other assets                                      234,599             184,837
                                             ------------        ------------
       Total assets                            $7,199,082          $8,354,205
                                               ==========          ==========


                      Liabilities and Stockholders' Equity

Liabilities:
 Accounts payable and other                   $ 1,538,078         $ 1,312,784
                                              -----------         -----------
       Total liabilities                        1,538,078           1,312,784
                                             ------------        ------------

Commitment

Stockholders' Equity:
 Common stock, no par value -
 Authorized: 20,000,000 shares
 Issued and outstanding:12,913,149
 shares at July 31, 1996 and
12,911,149 at April 30, 1996                   26,665,091          26,664,591
    Purchase warrants                             147,004             147,004
    Accumulated deficit                       (21,151,091)        (19,770,174)
                                             ------------        ------------

       Total stockholders' equity               5,661,004           7,041,421
                                             -------------       ------------

Total liabilities and stockholders' equity     $7,199,082         $8,354,205
                                               ==========         ==========

                               APHTON CORPORATION
                            Statements of operations
                for the three months ended July 31, 1996 and 1995

                                                      Three Months Ended
                                                           July 31,
                                               1996                 1995
Revenue:

    Dividend, interest and other income      $74,898              $115,573
                                             -------              --------
       Total                                  74,898               115,573
                                            --------             ---------
Costs and Expenses:

    Research and development expense       1,275,294                 967,179
    General and administrative expense       180,521                 151,908
                                           ---------                --------
       Total costs and expenses            1,455,815               1,119,087
                                           ---------               ---------
         Net loss                        $(1,380,917)            $(1,003,514)
                                         ===========             ===========
       Net loss per common share              $(0.11)                 $(0.08)
                                              =======                 =======
       Weighted average number of common
         shares outstanding               12,912,482              12,379,049
                                          ==========              ==========


                       Statements of stockholders' equity
                    for the three months ended July 31, 1996
                      and for the year ended April 30, 1996

                                            Purchase Accumulated
                       Shares      Amount   Warrants  Deficit         Total

Balance, May 1, 1995   12,379,049 $21,656,566 $147,004 $(15,059,241) $6,744,329

Exercise of purchase
warrants                   32,100       8,025      -             -        8,025

Sale of stock, net        500,000   5,000,000      -             -    5,000,000

Net loss                       -           -       -     (4,710,933) (4,710,933)
                        ---------  ----------   ------   ----------  ----------

Balance, April 30,1996 12,911,149  26,664,591  147,004  (19,770,174)  7,041,421

Exercise of purchase
warrants                    2,000         500                               500
 Net loss                                                (1,380,917) (1,380,917)
                        ---------  ----------   ------   ----------  ----------

Balance, July 31, 1996 12,913,149 $26,665,091 $147,004 $(21,151,091) $5,661,004
                       ========== =========== ========  ============ ==========






                               APHTON CORPORATION
          Statements of cash flows for the three months ended July 31,
              1996  and  1995  Increase  (decrease)  in  cash  and
                           short-term cash investments
                                                    Three Months Ended July, 31
                                                   1996                  1995
Net cash used in operating activities         $(1,142,565)            $(998,659)

Net cash used in non-operating activities         (62,320)              (20,425)
                                              ------------            ---------
Net decrease in cash and
 short-term cash investments                   (1,204,885)           (1,019,084)
Cash and short-term cash investments:
    Beginning of year                           8,169,368             7,520,172
                                               ----------             ---------
    End of period                              $6,964,483            $6,501,088
                                               ==========            ==========

                     Reconciliation of net loss to net cash
                          used in operating activities

Net loss                                      $(1,380,917)          $(1,003,514)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                  13,195                11,723
    Decrease (increase) in other assets              (137)               20,573
    Increase (decrease) in accounts payable       225,294               (27,441)
                                              -----------           -----------
Net cash used in operating activities         $(1,142,565)            $(998,659)
                                              ===========            ==========



                Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations

                                     General

Aphton Corporation is a biopharmaceutical company developing products using its innovative vaccine-like technology for neutralizing, or "blocking," hormones. The precisely targeted hormones are those that participate in diseases, both malignant and non-malignant, in (a) the gastrointestinal system and (b) the reproductive system. These products, called immunogens, treat the following diseases: (a) Gastroesophageal Reflux Disease (GERD, or severe heartburn), ulcers and colorectal, stomach, liver and pancreatic cancers; (b) endometriosis and prostate, breast, endometrial and ovarian cancers. Aphton has successfully completed both the safety and dose-ranging phases of its Phase I/II clinical trial with Gastrimmune(TM) with terminal cancer patients. Aphton demonstrated "Proof of Concept and Technology in Humans," and "Reduction of Stomach Acid in Humans," by the desired 90% for GERD applications. Aphton has now started its Phase III clinical trial program to demonstrate the degree of efficacy of
Gastrimmune(TM) in the treatment of patients with cancers of the gastrointestinal tract.

Aphton's immunogen, Gonadimmune(TM), which is applicable to breast and prostate cancer has now successfully completed the toxicology testing (safety) required for human use. Aphton plans to initiate a Phase I/II clinical trial for both breast cancer and prostate cancer patients jointly with this immunogen. It will be a relatively short trial, since much of the dose-ranging data with Gastrimmune(TM) will be directly applicable to Gonadimmune(TM).

In addition, Aphton has exclusive manufacturing, distribution and sales rights for an immunocontraceptive product, also utilizing vaccine-like technology, which is now in Phase II clinical trials by the World Health Organization(WHO).

                                   Operations

Aphton's activities during this quarter focused on: manufacturing immunogens for the Phase III clinical trial program; starting the Phase III clinical trial program; manufacturing immunogens for the Phase I/II clinical trial with breast and prostate cancer patients; further development of the immunocontraceptive product now in Phase II clinical trial in Sweden; and continuing discussions with potential corporate partners for marketing one or more products in one or more countries for both human and for animal applications.

                           Manufacturing and Marketing

Absent or together with a strategic alliance or corporate partnering relationship which may impact on the following, Aphton plans to commercialize its products by executing long-term contracts with third parties, including major pharmaceutical companies, to manufacture its products and by contracting with similar drug companies to market, sell and distribute its products. The contract manufacturing approach utilizes the large and available manufacturing resources of pharmaceutical companies. Aphton already contracted with drug manufacturing sources to produce Aphton's immunogens for its toxicology studies and clinical trials. Aphton's contract marketing, distribution and sales approach similarly utilizes the large and effective sales forces of the major pharmaceutical companies. This maximizes Aphton's return on revenues and minimizes its requirements and risks for capital formation, personnel and plant and equipment. Aphton's innovative operating and commercialization strategies since its inception are now being adopted increasingly by others in the pharmaceutical industry.

                         Liquidity and Capital Resources

The Company has financed its operations principally through the sale of its equity securities, both private and public, and, initially, R&D Limited Partnerships. These funds provided the Company with the necessary resources to equip and staff its research and development facilities, and acquire capital equipment, finance product and technology development, complete preclinical trials and the milestone Phase I/II clinical trials with patients with cancers of the gastrointestinal tract; and begin its Phase III clinical trial program to demonstrate the degree of efficacy of Gastrimmune(TM) in the treatment of such cancers. Aphton anticipates that its existing capital resources, which are composed primarily of cash and cash equivalents, will enable it to maintain its current and planned operations through 1997, exclusive of the possibility of obtaining additional funds through other means or sources, at an appropriate or opportune time.

                           PART II - Other information

Item 1.   Legal Proceedings.  Not applicable.

Item 2.   Changes in Securities.  Not applicable.

Item 3.   Defaults Upon Senior Securities.  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.   Other Information.  Not applicable.

Item 6.   Exhibits and Report on Form 8-K.

          a. Exhibit Numbers

             11.l Computation of net loss per common and common stock equivalent for the three months ended July 31, 1996 and 1995.

          b. There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                                       Aphton Corporation



Date:  August 30, 1996                        By: /s/ Philip C. Gevas
                                              ----------------------------
                                                      Philip C. Gevas
                                                   Chairman, President and
                                                   Chief Executive Officer











                               APHTON CORPORATION
Reconciliation of shares outstanding for earnings per share calculations


                                             Three Months Ended
                                                   July 31,
  Primary Earnings Per Share              1996               1995          Note

Balance at the beginning of the period  12,911,149         12,379,049

Weighted average of shares issued
or shares reacquired during the period       1,333                 -

Weighted average -
primary earnings per share              12,912,482         12,379,049
                                        ==========         ==========

Net loss for the period                $(1,380,917)       $(1,003,514)
                                      ============       ============

Net loss per share for the period           $(0.11)            $(0.08)
                                            =======            =======


  Fully Diluted Earnings Per Share        1996               1995
Balance at the beginning of the period  12,911,149         12,379,049

Weighted average of shares issued
or shares reacquired during the period       1,333                 -

Incremental common stock equivalents
from the treasury stock method            (412,365)          (129,699)    1
                                        ----------         ----------

Weighted average-fully diluted shares   12,500,117         12,249,350
                                        ==========         ==========

Net loss for the period                $(1,380,917)       $(1,003,514)
                                      ============       ============

Net loss per fully diluted shares           $(0.11)            $(0.08)
                                            =======            =======

Note:
      Fully diluted earnings per share includes certain common stock equivalents that are anti-dilutive and are therefore not reflected in primary earnings per share. This calculation is provided as required by SEC regulations, even though the fully diluted earnings per share amounts are not required to be disclosed in the financial statements.

                                  Exhibit 11.1