Form 10-Q/A
period 1996-07-31
APHTON CORP
filed 1996-10-31
CIK 840319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter ended July 31, 1996                 Commission File Number 0-19122


                               APHTON CORPORATION
             (Exact name of registrant as specified in its charter)


    California                                       95-3640931
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


                        PO BOX 1049, Woodland, CA. 95776
               (address of principal executive offices) (Zip Code)


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





Item 6.   Exhibits and Report on Form 8-K.

          a.     Exhibit Numbers

                 27-Financial Data Schedule for first quarter Form 10-Q.

          b. There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                    Aphton Corporation



Date:  October 31, 1996     By:      /s/ Philip C. Gevas
                            ----------------------------------------------
                                         Philip C. Gevas
                                         Chairman, President and
                                         Chief Executive Officer