Form 10-Q
period 1996-10-31
APHTON CORP
filed 1996-12-11
CIK 840319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended October 31, 1996             Commission File Number 0-19122


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


                                    Yes X     No __


                      The number of shares of Common Stock
                         outstanding as of the close of
                          business on October 31, 1996:

        Class                                                    Number of
                                                           Shares outstanding

 Common Stock, no par value                                      12,913,149


                               APHTON CORPORATION

                                      Index

                                                                       Page
Part I - Financial Information


    Item 1.  Financial Statements:                                       3

       Balance Sheets - October 31, 1996 and April 30, 1996              3

       Statements of Operations - Three and Six months ended
          October 31, 1996 and 1995                                      4

       Statements of Stockholders' Equity - Three and Six months ended
          October 31, 1996 and the year ended April 30,1996              4

       Statements of Cash Flows - Six months ended October 31, 1996
          and 1995                                                       5

    Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    5


Part II - Other Information

    Item 1.  Legal Proceedings                                           7

    Item 2.  Changes in Securities                                       7

    Item 3.  Defaults Upon Senior Securities                             7

    Item 4.  Submission of Matters to a Vote of Security Holders         7

    Item 5.  Other Information                                           7

    Item 6. Exhibits and Reports on Form 8-K                             7

Signature Page                                                           7



                               APHTON CORPORATION

                         Part I - Financial Information

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of October 31, 1996 and April 30, 1996 and the results of its operations and its cash flows for the three and six months ended October 31, 1996 and 1995. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                               APHTON CORPORATION
              Balance Sheets - October 31, 1996 and April 30, 1996

                                               October 31,          April 30,
                                                  1996               1996
                                     Assets

Cash and short-term cash investments           $5,994,343          $8,169,368
Other assets                                      222,023             184,837
                                              ------------        ------------
       Total assets                            $6,216,366          $8,354,205
                                               ==========          ==========


                      Liabilities and Stockholders' Equity

Liabilities:
    Accounts payable and other                 $1,947,823          $1,312,784
                                               ----------          ----------
       Total liabilities                        1,947,823           1,312,784
                                               ----------          ----------



Stockholders' Equity:
    Common stock, no par value -
    Authorized: 20,000,000 shares
    Issued and outstanding:  12,913,149
    shares at October 31, 1996 and
    12,911,149 at April 30, 1996                26,665,091          26,664,591
    Purchase warrants                              147,004             147,004
    Accumulated deficit                        (22,543,552)        (19,770,174)
                                              -------------        -----------

     Total stockholders' equity                  4,268,543           7,041,421
                                              -------------       ------------

     Total liabilities and
       stockholders' equity                     $6,216,366          $8,354,205
                                                ==========          ==========



                               APHTON CORPORATION
                            Statements of operations
          for the three and six months ended October 31, 1996 and 1995

                                       Three Months Ended      Six Months Ended
                                            October 31,            October 31,

                                        1996         1995      1996     1995
Revenue:

  Dividend, interest
    and other income            $78,202      $98,282     $153,100     $213,855
                                -------      -------     --------     --------
     Total                       78,202       98,282      153,100      213,855
                                -------      -------     --------     --------

Costs and Expenses:
  General and administrative    180,606      155,627      361,126      283,878
  Research and development    1,290,058    1,090,940    2,565,352    2,081,776
                              ---------    ---------    ---------    ---------
    Total costs and expenses  1,470,664    1,246,567    2,926,478    2,365,654
                              ---------    ---------    ---------    ---------
    Net loss                $(1,392,462) $(1,148,285) $(2,773,378) $(2,151,799)
                            ============ ===========  ===========  ============

    Net loss per common share    $(0.11)      $(0.09)      $(0.21)      $(0.17)
                                 =======      =======      =======      =======
  Weighted average number of
   common shares outstanding 12,913,149   12,712,382   12,912,816   12,545,716
                             ==========   ==========   ==========   ==========


                       Statements of stockholders' equity
                    for the six months ended October 31, 1996
                      and for the year ended April 30, 1996

                            Common Stock
                                             Purchase
                       Shares       Amount   Warrants    Deficit     Total

Balance, May 1, 1995 12,379,049  $21,656,566 $147,004 $(15,059,241)$6,744,329

Exercise of purchase
  warrants               32,100        8,025      --           --       8,025
Sale of stock, net      500,000    5,000,000      --           --   5,000,000


Net loss                     --          --       --   (4,710,933) (4,710,933)
                -------------   ----------- --------    ----------  ----------
Balance,
 April 30, 1996    12,911,149   26,664,591  147,004   (19,770,174)  7,041,421

Exercise of purchase
   warrants             2,000          500       --            --         500
Net loss                   --          --        --    (2,773,378) (2,773,378)
                -------------  -----------  --------   ----------   ----------
Balance,
 October 31, 1996  12,913,149  $26,665,091  $147,004 $(22,543,552) $4,268,543
                     ==========  ===========  ======== ============ ==========


                               APHTON CORPORATION
                            Statements of cash flows
               for the six months ended October 31, 1996 and 1995

           Increase (decrease) in cash and short-term cash investments

                                                    Six Months Ended
                                                       October, 31
                                              1996                     1995
Net cash used in operating activities    $(2,097,770)             $(1,963,869)

Net cash provided from sale of stock             500                5,000,000
Net cash used in investing activities
      for capital expenditures               (77,755)                 (24,750)
                                         -------------           -------------
          Net increase (decrease) in cash and
          short-term cash investments     (2,175,025)               3,011,381
Cash and short-term cash investments:
    Beginning of year                      8,169,368                7,520,172
                                        -------------            -------------
    End of period                         $5,994,343              $10,531,553
                                          ==========              ===========


                     Reconciliation of net loss to net cash
                          used in operating activities

Net loss                                 $(2,773,378)             $(2,151,799)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization             25,375                   22,310
    Decrease (increase) in other assets       15,194                  (52,375)
    Increase (decrease) in accounts payable  635,039                  217,995
                                           ---------               -----------
Net cash used in operating activities    $(2,097,770)             $(1,963,869)
                                          ===========              ===========

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                                     General

Aphton Corporation is a biopharmaceutical company developing products using its innovative vaccine-like technology for neutralizing, or "blocking," hormones. The precisely targeted hormones are those that participate in diseases, both malignant and non-malignant, in (a) the gastrointestinal system and (b) the reproductive system. These products, called immunogens, treat the following diseases: (a) Gastroesophageal Reflux Disease (GERD, or severe heartburn), ulcers and colorectal, stomach, liver and pancreatic cancers; (b) endometriosis and prostate, breast, endometrial and ovarian cancers. Aphton has successfully completed both the safety and dose-ranging phases of its Phase I/II clinical trial with Gastrimmune(TM) with terminal cancer patients. Aphton demonstrated "Proof of Concept and Technology in Humans," and "Reduction of Stomach Acid in Humans," by the desired 90% for GERD applications. Aphton has started its Phase III clinical trial program to demonstrate the degree of efficacy of Gastrimmune(TM) in the treatment of patients with cancers of the gastrointestinal tract. Aphton's immunogen, Gonadimmune(TM), is applicable to breast and prostate cancer and has successfully completed the toxicology testing (safety) required for human use. Aphton plans to initiate a Phase I/II clinical trial for both breast cancer and prostate cancer patients jointly with this immunogen. This Phase I/II will be a relatively short trial, since much of the dose-ranging data with Gastrimmune(TM) will be directly applicable to Gonadimmune(TM). In addition, Aphton has exclusive manufacturing, distribution and sales rights for an immunocontraceptive product, also utilizing vaccine-like technology, which is now in Phase II clinical trials by the World Health Organization(WHO).

                                   Operations

Aphton's activities during this quarter focused on the Phase III clinical trial program; manufacturing immunogens and preparing for the Phase I/II clinical trial with breast and prostate cancer patients; further development of the immunocontraceptive product now in Phase II clinical trial in Sweden; and continuing discussions with potential corporate partners for marketing one or more products in one or more countries for both human and for animal applications. Discussions with a few of such potential corporate partners have now successfully completed the analyses of market potentials and the long and intensive scientific due diligence phases. These represent major milestones in Aphton's corporate development. The corporate alliance discussions are now centered on the detailed commercial/financial terms and conditions.

                           Manufacturing and Marketing

Absent or together with a strategic alliance or corporate partnering relationship which may impact on the following, Aphton plans to commercialize its products by executing long-term contracts with third parties, including major pharmaceutical companies, to manufacture its products and by contracting with similar drug companies to promote, market, sell and distribute its products. The contract manufacturing approach utilizes the large and available manufacturing resources of pharmaceutical companies. Aphton already contracted with drug manufacturing sources to produce Aphton's immunogens for its toxicology studies and clinical trials. Aphton's contract marketing, distribution and sales approach similarly utilizes the large and effective sales forces of the major pharmaceutical companies. This maximizes Aphton's return on revenues and minimizes its requirements and risks for capital formation, personnel and plant and equipment. Aphton's innovative operating and commercialization strategies since its inception are now being adopted increasingly by others in the pharmaceutical industry.

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

Item 3.   Defaults Upon Senior Securities.  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.   Other Information.  Not applicable.

Item 6.   Exhibits and Report on Form 8-K.

          a.      Exhibit Numbers

                  11.1 Computation of net income per common and common stock equivalent for the three and six months ended October 31, 1996 and 1995.

                  27     Financial Data Schedules

          b. There were no reports on Form 8-K filed during the quarter for which this report is filed.










                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                                         Aphton Corporation



Date:  December 2, 1996                           By:    /s/ Philip C. Gevas
                                                 -----------------------------
                                                             Philip C. Gevas
                                                   Chairman, President and
                                                        Chief Executive Officer



                               APHTON CORPORATION

    Reconciliation of shares outstanding for earnings per share calculations


                                  Three Months Ended      Six Months Ended
                                         October 31,           October 31,

 Primary Earnings Per Share       1996        1995         1996        1995

Balance at the
    beginning of the period   12,913,149   12,379,049  12,911,149   12,379,049

Weighted average of shares issued or
shares reacquired during the period   --      333,333       1,667      166,667
                               ---------   ----------    ----------  ----------
Weighted average - primary
 earnings per share           12,913,149   12,712,382  12,912,816   12,545,716
                              ==========   ==========  ==========   ==========

Net loss for the period     $(1,392,462) $(1,148,285) $(2,773,379) $(2,151,799)
                             ===========   ==========  ===========  ===========
Net loss per share
for the period                   $(0.11)      $(0.09)      $(0.21)      $(0.17)
                                 =======      =======      =======      =======


Fully Diluted Earnings Per Share  1996        1995         1996         1995
Balance at the
   beginning of the period    12,913,149  12,379,049   12,911,149   12,379,049

Weighted average of shares issued or
shares reacquired during the period  --      333,333        1,667      166,667

Incremental common stock
equivalents from the
treasury stock method          (412,365)    (555,564)    (412,365)    (555,564)
                           -------------  -----------  -----------  -----------

Weighted average-
fully diluted shares         12,500,784   12,156,818   12,500,451   11,990,152
                             ==========   ==========   ==========   ==========

Net loss for the period     $(1,392,462) $(1,148,285) $(2,773,379) $(2,151,799)
                            ============ ============ ============ ============
Net loss per
  fully diluted shares           $(0.11)      $(0.09)      $(0.22)      $(0.18)
                                 =======      =======      =======      =======

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