Form 10-Q
period 1997-01-31
APHTON CORP
filed 1997-03-14
CIK 840319

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                                    FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter ended January 31,    Commission File Number 0-19122
             1997


                               APHTON CORPORATION
             (Exact name of registrant as specified in its charter)


          California                        95-3640931
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)


  PO BOX 1049, Woodland, CA.                  95776
(address of principal executive             (Zip Code)
           offices)


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


                              Yes           No  __


The number of shares of Common Stock outstanding as of the close of
                          business on January 31, 1997:

             Class                          Number of
                                        Shares outstanding

  Common Stock, no par value                12,913,149











                               APHTON CORPORATION

                                      Index


                                                               Page

Part I - Financial Information----------------------------------3

 Item 1.  Financial Statements:

   Balance Sheets - January 31, 1997 and April 30, 1996---------3

   Statements of Operations - Three and Nine months ended
     January 31, 1997 and 1996----------------------------------4

   Statements of Stockholders' Equity - Three and Nine months ended January 31, 1997 and the year ended April 30,1996----4

   Statements of Cash Flows - Nine months ended January 31,
     1997 and 1996----------------------------------------------5

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations-------------------6


Part II - Other Information

 Item 1.  Legal Proceedings-------------------------------------8

 Item 2.  Changes in Securities---------------------------------8

 Item 3.  Defaults Upon Senior Securities-----------------------8

 Item 4.  Submission of Matters to a Vote of Security Holders---8

 Item 5.  Other Information-------------------------------------8

 Item 6. Exhibits and Reports on Form 8-K-----------------------8

Signature Page--------------------------------------------------8




                               APHTON CORPORATION

                         Part I - Financial Information

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of January 31, 1997 and April 30, 1996 and the results of its operations and its cash flows for the three and nine months ended January 31, 1997 and 1996. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                               APHTON CORPORATION
              Balance Sheets - January 31, 1997 and April 30, 1996

                                             January 31,   April 30,
                                                 1997        1996

                                     Assets

Cash and short-term cash investments        $4,385,789     $8,169,368

Other assets                                   278,256        184,837
                                             ---------      ---------
   Total assets                             $4,664,043     $8,354,205
                                             =========      =========

              Liabilities and Stockholders' Equity

Liabilities:
 Accounts payable and other                 $1,810,378     $1,312,784
                                             ---------      ---------
    Total liabilities                        1,810,378      1,312,784



Stockholders' Equity:
 Common stock, no par value -
 Authorized: 20,000,000 shares
   Issued and outstanding:
12,913,149 shares at January 31,1997
and 12,911,149 at April 30, 1996            26,665,091     26,664,591

 Purchase warrants                             147,004        147,004
 Accumulated deficit                       (23,958,430)   (19,770,174)
                                            ----------     ----------
     Total stockholders' equity              2,853,665      7,041,421

Total liabilities and stockholders'equity   $4,664,043     $8,354,205
                                             =========      =========




                               APHTON CORPORATION
                            Statements of operations
          for the three and nine months ended January 31, 1997 and 1996

                         Three Months Ended    Nine Months Ended
                             January 31,          January 31,

                           1997         1996           1997           1996
Revenue:

 Dividend, interest and
other income             $54,269      $122,473       $207,369       $336,328
                          ------       -------        -------        -------
   Total                  54,269       122,473        207,369        336,328

Costs and Expenses:
 General and
administrative           191,356       156,998        552,482        440,876
 Research and
development            1,277,791     1,300,831      3,843,143      3,382,607
                       ---------     ---------      ---------      ---------
   Total costs and
        expenses       1,469,147     1,457,829      4,395,625      3,823,483

   Net loss          $(1,414,878)  $(1,335,356)   $(4,188,256)   $(3,487,155)
                       =========     =========      =========      =========
   Net loss per
   common share           $(0.11)       $(0.10)        $(0.32)        $(0.28)
                            ====          ====           ====           ====
   Weighted average
   number of common shares
   outstanding         12,913,149   12,889,716     12,912,927     12,660,382
                       ==========   ==========     ==========     ==========


                       Statements of stockholders' equity
                   for the nine months ended January 31, 1997
                      and for the year ended April 30, 1996

                     Common Stock       Purchase
                 Shares      Amount     Warrants     Deficit         Total

Balance, May 1,
1995           12,379,049 $21,656,566   $147,004    $(15,059,241)  $6,744,329
 Exercise of
 purchase
 warrants          32,100       8,025         --              --        8,025

 Sale of stock,
 net              500,000   5,000,000         --              --    5,000,000

 Net loss              --          --         --      (4,710,933)  (4,710,933)
                 --------   ---------     ------       ---------    ---------
Balance, April
   30, 1996    12,911,149  26,664,591    147,004     (19,770,174)   7,041,421

 Exercise of
 purchase
 warrants           2,000         500         --              --          500
 Net loss              --          --         --      (4,188,256)  (4,188,256)
               ----------   ---------    -------      ----------    ---------
Balance,
January 31,
1997           12,913,149 $26,665,091   $147,004    $(23,958,430)  $2,853,665
               ==========  ==========    =======      ==========    =========









                               APHTON CORPORATION
                            Statements of cash flows
               for the nine months ended January 31, 1997 and 1996

           Increase (decrease) in cash and short-term cash investments

                                                Nine Months Ended
                                                   January, 31

                                             1997               1996
Net cash used in operating
activities                               $(3,632,731)       $(3,267,863)

Net cash provided from sale of stock             500          5,008,025

Net cash used in other non-operating
activities                                  (151,350)           (25,553)
                                           ---------          ---------
Net increase (decrease)
in cash and short-term cash investments   (3,783,581)         1,714,609

Cash and short-term cash
investments:
      Beginning of year                    8,169,368          7,520,172
                                           ---------          ---------
      End of period                       $4,385,787         $9,234,781
                                           =========          =========

                     Reconciliation of net loss to net cash
                          used in operating activities

Net loss                                 $(4,188,256)       $(3,487,155)
Adjustments to reconcile net loss to
net cash used in operating activities:

 Depreciation and amortization                42,736             34,553
 Decrease (increase) in other assets          15,195            (21,139)
 Increase (decrease) in
     accounts payable                        497,594            205,878
Net cash used in operating                 ---------          ---------
   activities                            $(3,632,731)       $(3,267,863)
                                           =========          =========


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                                     General

Aphton Corporation is a biopharmaceutical company developing products using its innovative vaccine-like technology for neutralizing, or "blocking," hormones. The precisely targeted hormones are those that participate in diseases, both malignant and non-malignant, in (a) the gastrointestinal system and (b) the reproductive system. These products, called immunogens, treat the following diseases: (a) Gastroesophageal Reflux Disease (GERD, or severe heartburn), ulcers and colorectal, stomach, liver and pancreatic cancers; (b) endometriosis and prostate, breast, endometrial and ovarian cancers. Aphton has successfully completed both the safety and dose-ranging phases of its Phase I/II clinical trial with Gastrimmune with terminal cancer patients. Aphton demonstrated "Proof of Concept and Technology in Humans," and "Reduction of Stomach Acid in Humans," by the desired 90% for GERD applications. Aphton has started its Phase III clinical trial program to demonstrate the degree of efficacy of Gastrimmune in the treatment of patients with cancers of the gastrointestinal tract. Aphton's immunogen, Gonadimmune(TM), is applicable to breast and prostate cancer and has successfully completed the toxicology testing (safety) required for human use. Aphton plans to initiate a Phase I/II clinical trial for both breast cancer and prostate cancer patients jointly with this immunogen. After recruitment of the patients, this Phase I/II will be a relatively short trial, since much of the dose-ranging data with Gastrimmune will be directly applicable to Gonadimmune(TM). In addition, Aphton has exclusive manufacturing, distribution and sales rights for an immunocontraceptive product, also utilizing vaccine-like technology, which is now in a clinical trial funded by the World Health Organization(WHO).

                                   Operations

Aphton's activities during this quarter focused on: the Phase III clinical trial program; manufacturing immunogens; preparing for the Phase I/II clinical trial with breast and prostate cancer patients; further development of the immunocontraceptive product now in Phase II clinical trial in Sweden; and late-stage discussions with potential corporate partners for marketing one or more products, in one or more countries, for both human and for animal applications. Discussions with one or more such potential corporate partners are now centered on the detailed commercial/financial terms and conditions (1).

                           Manufacturing and Marketing

Coupled with one or morestrategic alliances, Aphton plans to commercialize its products by executing long-term contracts with third parties, including major pharmaceutical companies, to manufacture its products and by contracting with similar drug companies to promote, market, sell and distribute its products, worldwide. The contract manufacturing approach utilizes the large and available manufacturing resources of pharmaceutical companies. Aphton already contracted with drug manufacturing sources to produce Aphton's immunogens for its toxicology studies and clinical trials. Aphton's marketing, distribution and sales approach similarly utilizes the large and effective sales forces and resources of the major pharmaceutical companies. This maximizes Aphton's return on revenues and minimizes its requirements and risks for capital formation, personnel and plant and equipment.

                         Liquidity and Capital Resources

The Company has financed its operations principally through the sale of its equity securities, both private and public, and, initially, R&D Limited Partnerships. These funds provided the Company with the necessary resources to equip and staff its research and development facilities, and acquire capital equipment, finance product and technology development, complete preclinical trials and the milestone Phase I/II clinical trials with patients with cancers of the gastrointestinal tract; and begin its Phase III clinical trial program to demonstrate the degree of efficacy of Gastrimmune in the treatment of such cancers. Aphton anticipates that its existing capital resources, which are composed primarily of cash and cash equivalents, will enable it to maintain its current and planned operations through 1997, exclusive of the possibility of obtaining additional funds through other means or sources, at an appropriate or opportune time (2).

                     (1),(2) See Aphton's News Release dated
                    February 18, 1997, incorporated herewith.




                              N E W S R E L E A S E

                               APHTON CORPORATION
                          AND PASTEUR MERIEUX CONNAUGHT
                             FORM STRATEGIC ALLIANCE

                     Woodland, California, February 18, 1997
                      Aphton Corporation (NASDAQ NMS: APHT)

Aphton Corporation is pleased to announce the signing of an agreement with Pasteur Merieux Connaught (Rhone-Poulenc Group), a leader in medical science and research and the world's largest vaccine manufacturer, for a strategic alliance for Aphton's immunotherapeutic product, Gastrimmune(TM), for all human cancer applications, including colorectal, stomach, liver and pancreatic cancers. Under the terms of the twenty-year agreement, Aphton will be responsible for product development, clinical trials and regulatory agency approvals, and Pasteur Merieux Connaught will be responsible for promotion, advertising, marketing, distribution and sales of Gastrimmune(TM) in the United States, Canada, Europe (including the C.I.S. countries) and Mexico. In addition, Aphton and Pasteur Merieux Connaught will enter into agreements providing for the supply of Gastrimmune(TM) to Pasteur Merieux Connaught and the supply of certain components of Gastrimmune(TM) and other Aphton products to Aphton.

In consideration of the exclusive rights granted to Pasteur Merieux Connaught under the agreement, Pasteur Merieux Connaught will provide upfront consideration totaling $10 million to Aphton. In addition, Pasteur Merieux Connaught will fund the costs associated with product introduction, promotion, advertising and marketing throughout the territory covered by the agreement, which are expected to be substantial. Finally, under the auspices of the agreement Pasteur Merieux Connaught will provide Aphton with assistance in connection with the development and registration of Gastrimmune(TM). Once sales of Gastrimmune(TM) commence, under the terms of the agreement Aphton will receive the majority of the profits from sales of Gastrimmune(TM), with the balance of profits to be retained by Pasteur Merieux Connaught.

Discussions are continuing between Pasteur Merieux Connaught and Aphton for marketing rights to Gastrimmune(TM) for Japan and other Asian markets. In addition, Aphton will also continue discussions with Pasteur Merieux Connaught and other drug companies to address the non-cancer, human applications of Gastrimmune(TM) (e.g., GERD and ulcers) and Aphton's product Gonadimmune(TM) for breast and prostate cancers.

Aphton Corporation is a biopharmaceutical company developing products using its innovative vaccine-like technology for neutralizing hormones that participate in gastrointestinal cancers and other diseases, as well. These other diseases include: Gastroesophageal Reflux Disease (GERD); ulcers (both peptic and pain-killer induced); endometriosis; and prostate, breast and endometrial cancers. In addition, Aphton has exclusive worldwide manufacturing, distribution and sales rights for an immunocontraceptive product, also utilizing vaccine-like technology. This product is in a clinical trial funded by the World Health Organization (WHO).

Pasteur Merieux Connaught (Rhone-Poulenc Group) is the new trade name of Pasteur Merieux Serums and Vaccins SA (headquarters: Lyon, France) and all its subsidiaries worldwide, including Connaught Laboratories which operates in North America. As the world leader in vaccines, Pasteur Merieux Connaught contributes to the protection and maintenance of human health by creating superior immunological products for the prevention and treatment of infectious diseases and cancers.






                           PART II - Other information

Item 1.   Legal Proceedings.  Not applicable.

Item 2.   Changes in Securities.  Not applicable.

Item 3.   Defaults Upon Senior Securities.  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.   Other Information.  Not applicable.

Item 6.   Exhibits and Report on Form 8-K.

     a.  Exhibit Numbers

         11.l Computation of net income per common and common stock equivalent for the three and nine months ended
         January 31, 1997 and 1996.

         27   Financial Data Schedules

     b. There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                     Aphton Corporation



Date:  March 3, 1997               By:  /s/ Philip C. Gevas
                                       --------------------
                                       Philip C. Gevas
                                       Chairman, President and
                                       Chief Executive Officer


















                               APHTON CORPORATION
    Reconciliation of shares outstanding for earnings per share calculations

                       Three Months Ended             Nine Months Ended
                           January 31st                 January  31st
                       1997           1996           1997            1996

Primary Earnings
Per Share

Balance at
beginning of the
period.               12,913,149   12,879,049     12,911,149      12,379,049

Weighted average of
 shares issued
 during the period             -       10,667          1,778         281,344
                      ----------   ----------     ----------      ----------
Weighted average
shares-
  primary earnings
  per share           12,913,149   12,889,716     12,912,927      12,660,393
                      ==========   ==========     ==========      ==========
Net loss for the
period.              $(1,414,878) $(1,335,356)   $(4,188,256)    $(3,487,155)
                       =========    =========      =========       =========
Net loss  per share
for the period            $(0.11)      $(0.10)        $(0.32)         $(0.28)
                            ====         ====           ====            ====
  Fully Diluted
  Earnings Per
  Share

Balance at
beginning of the
period.               12,913,149   12,879,049     12,911,149      12,379,049

Weighted average of
shares issued
during the period              -       10,667          1,778         281,344

Incremental common
stock equivalents
from the treasury
stock method            (720,665)    (424,152)      (720,665)       (424,152)

Weighted average
shares-
  fully diluted
shares (1)            12,192,484   12,465,564     12,192,262      12,236,241
                      ==========   ==========     ==========      ==========
Net loss for the
period.              $(1,414,878) $(1,335,356)   $(4,188,256)    $(3,487,155)
                       =========    =========      =========       =========
Net loss per fully
diluted share            $(0.12)       $(0.11)        $(0.34)         $(0.28)
                           ====          ====           ====            ====



Notes:

Fully diluted earnings per share includes certain common stock equivalents that are anti-dilutive and are therefore not reflected in primary earnings per share. This calculation is provided as required by SEC regulations, even though the fully diluted earnings per share amounts are not required to be disclosed in the financial statements.





                                  Exhibit 11.1