Form 10-K
period 1997-04-30
APHTON CORP
filed 1997-07-29
CIK 840319

----------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
(MARK ONE)
               ( ) Annual Report Pursuant to Section 13 or 15(d)
            of the Securities and Exchange Act of 1934 (Fee Required)
                    For the Fiscal Year Ended April 30, 1997

                                       Or

              ( ) Transition Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 (No Fee Required)
                  For the transition period from _____ to _____

                           Commission File No. 0-19122
                                   -----------

                               APHTON CORPORATION
                                 P. O. Box 1049
                           Woodland, California 95776
                                  (916)666-5226
Incorporated in                                           I.R.S. Employer
California                                                Identification
                                                           No. 95-3640931

               Securities Registered pursuant to Section 12(g) of
                                    the Act:

                           Common Stock (no par value)
                             ----------------------
                               Title of Each Class

                 Number of shares of Common Stock (no par value)
                   Outstanding as of June 30, 1997: 13,633,404

              Aggregate market value of Common Stock (no par value)
                     held by non-affiliates on June 30, 1997
           based on the last sale price on June 30, 1997: $168,600,200

               Indicate by check mark if disclosure of delinquent
              filers pursuant to Item 405 of Regulation S-K is not
                                contained herein
            and will not be contained to the best of the registrant's
            knowledge, in definitive proxy or information statements
           incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

                       Documents Incorporated by Reference

     Document                                             Part of Form 10-K
Proxy Statement for the Annual                                  Part III
    Meeting of Stockholders

                                     PART I

Item 1.  Business
                                   The Company

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


                                Basis of Approach

Aphton's approach to the treatment of major diseases is to employ (anti) "hormone therapy." Aphton's hormone therapy involves neutralizing, or blocking, hormones which play a critical role in diseases of the gastrointestinal and reproduction systems. Aphton has selected the strategy of hormone therapy because it has proved, over many years, to be efficacious in the treatment of major diseases, both malignant and non-malignant; in short, because this risk-averse strategy has been proven to be effective in humans. Well-documented examples of such efficacy in humans are: blocking gastrin (Proglumide) and histamine (Zantac, Tagamet), which in turn is stimulated by gastrin, in order to reduce stomach acid to treat ulcerations of the esophagus and to heal or prevent peptic ulcers; blocking estrogen (Tamoxifen) for breast cancer therapy and blocking testosterone for prostate cancer therapy.


                               Results and Status

Aphton has successfully completed both the safety and dose-ranging phases of its Phase I/II clinical trial with its immunotherapeutic product Gastrimmune(TM) with terminal cancer patients. Aphton has demonstrated, during the dose-ranging phase, that Gastrimmune(TM) is very potent, inducing large antibody responses in terminally ill patients whose colon cancer had metastasized to the liver. Aphton's Phase III trial program encompasses the above gastrointestinal system cancers (all of which are stimulated by gastrin) and has selected stomach cancer as the first indication for which regulatory approval will be sought, because:
(a) survival time, the "end point," is short; (b) trial costs are relatively low; and (c) there is no current effective therapy.

In February, 1997 Aphton signed an agreement with Pasteur Merieux Connaught ("PMC") (Rhone-Poulenc Group), a leader in medical science and research and the world's largest vaccine manufacturer and marketer, for a strategic alliance for all human cancer applications of Gastrimmune(TM), including stomach, colorectal, liver and pancreatic cancers. Under the terms of the twenty-year agreement, Aphton will be responsible for product development, clinical trials and regulatory agency approvals, and PMC will be responsible for promotion, advertising, marketing, distribution and sales of Gastrimmune(TM) in the United States, Canada, Europe (including the C.I.S. countries) and Mexico. In addition, Aphton and PMC will enter into agreements providing for: (a) the supply of Gastrimmune(TM) from Aphton to PMC; and (b) the supply of certain components of Gastrimmune(TM) (as well as other Aphton products) from PMC to Aphton. PMC will fund the costs associated with product introduction, promotion, advertising and marketing throughout the territory covered by the agreement. Under the terms of the agreement, in addition to upfront consideration, Aphton will receive the majority of the profits from sales of Gastrimmune(TM), with the balance of profits to be retained by PMC. Discussions are continuing between PMC and Aphton for marketing rights to Gastrimmune(TM) in Japan and other Asian markets.

Aphton's immunogen Gonadimmune(TM), for use in breast and prostate cancer therapy and other reproductive system diseases, has successfully completed the toxicology testing (safety) required for human use, having previously completed extensive and successful preclinical animal testing (safety and efficacy). These efficacy tests, which compared Gonadimmune(TM) to currently used therapeutic drugs, were reported upon in the scientific literature and met or exceeded all of Aphton's expectations. Aphton plans to initiate Phase I/II clinical trial for both breast cancer and prostate cancer patients with this product. The timing will depend upon the results of negotiations now underway with major drug companies for a strategic alliance for Gonadimmune(TM).

Aphton has exclusive manufacturing, distribution and sales rights for an immunocontraceptive product which also utilizes vaccine-like technology. Aphton is collaborating with the World Health Organization (WHO) on the clinical development of the product. This product will be sold, when approved, worldwide in both the developed and the developing countries and will confer protective immunity and prevent pregnancy.

Aphton's strengths include its innovative technology and products which specifically neutralize, or block, hormones in a novel manner, providing significant benefits and advantages over conventional drugs (blockers), some of which have severe disadvantages. Aphton's products, or course, must proceed successfully through the clinical trials and regulatory process in the same manner as many newly discovered drugs whose mode of action, in contrast, have not been demonstrated previously to be clinically effective in humans. However, Aphton believes that employing a strategy of therapeutic approach that has been proven effective in humans significantly reduces risk and enhances the likelihood of: clinical trials success; obtaining regulatory agency approval; achieving commercial success in the market place; and, benefiting large number of patients suffering from these serious diseases.

In view of the foregoing, Aphton believes that its crucial task, in addition to proper planning and execution during clinical trials, is to demonstrate in human trials that each product induces the patient's immune system to neutralize, or block, its targeted hormone. Aphton believes that therapeutic efficacy should then follow and be demonstrated in the pivotal Phase III trials, given the history of success and efficacy for hormone therapy.


                              Technical Background

Aphton has developed an innovative technology to create immunogens, which are vaccine-like products. They harness and direct the body's immune system to generate antibodies which bind to specific peptide portions of the administered immunogen. These antibodies cross-react (bind) with targeted "self" molecules, such as hormones, when they encounter that portion of the hormone which is similar to the peptide portion of the administered immunogen. Because diseases involving hormones are not pathogen (microorganism) driven, they have not been viewed traditionally as being susceptible to treatment using the body's immune system. Instead, the traditional pharmaceutical industry approach to controlling these diseases has been to treat them with synthetic drugs. Unfortunately, these drugs typically must be administered in relatively large quantities and on a daily or more frequent basis, giving rise to patient compliance problems, and often have adverse side effects. In contrast, Aphton's immunogens create a strong antibody response from the patient's own immune system (which effectively becomes a "drug factory") and have a more potent and longer-lasting therapeutic effect. Aphton's technology enables it to specifically target a small sequence within the hormone to be neutralized, in order to achieve a specific desired biological and physiological response. This approach directs all of the immunogen-induced antibodies to the targeted hormone sequence, and at the same time: minimizes the possibility of undesired physiological consequences through cross-reactivity of the immunogen with any self molecule or portion thereof, other than the specifically-targeted hormone sequence; and avoids the possibility of autoimmune disease where the antibody production is not "turned off." This is because the antibody production can only be "turned on and kept on" in the presence of the "carrier" portion of the immunogen (see below). Indeed, without a "booster shot" of the immunogen, the antibodies wane(diminish) and are cleared by the body, over time. Aphton's products may be administered in much smaller dosages and on a much less frequent basis than pharmaceutical drugs; typically twice a year, which virtually eliminates the problem of patient compliance.

Aphton's Gastrimmune(TM), for example, consists of:

              (a) A  synthetic  peptide,  which is  similar  to a portion of the hormone G17 which is targeted to be neutralized (i.e., blocked or prevented from reaching and binding to its receptor).

              (b) A "carrier,"  Diphtheria Toxoid (DT),  foreign to the body, to which a number of the synthetic peptides in (a) are chemically bound (conjugated). This makes them available to be both bound to and, together with the DT, internalized by "B-cells." DT contains the structures (epitopes) which, when internalized and "presented" on B-cells and Macrophages, are bound to by "T-cells." By binding to these foreign epitopes, these T-cells, in turn, proliferate and signal the B-cells which bind to the peptide (a) to proliferate and to "mass-produce" the desired antibodies (all of which bind to the peptide (a)).

              (c)  A liquid slow-release suspender which contains (a) and (b).

Gastrimmune(TM), which is administered by injection, with booster shots at six-month intervals, thus induces antibodies in the patient which bind with peptide (a) and which also bind (cross-react) with and neutralize G17 (when they encounter that portion on G17 which is similar to peptide (a)). G17 is known to drive (or fuel) colorectal, stomach, liver and pancreatic cancer. Neutralizing G17 inhibits both the growth and metastasis (spread) of these gastrointestinal cancers. In addition, Gastrimmune(TM) uniquely neutralizes glycine-extended G17, which has also been shown, recently, to fuel these gastrointestinal system cancers.

G17 is also responsible for the production of the bulk of stomach acid (approximately 90% in humans), the reduction of which is therapeutic for GERD and for both peptic ulcers and NSAID (e.g., aspirin/Ibuprofen)-induced ulcers.

Aphton's Gonadimmune(TM) is very similarly constructed. In this case, the synthetic peptide sequence in (a) represents the hormone GnRH, which is targeted to be neutralized. Neutralizing GnRH inhibits the production of estrogen, progesterone and testosterone. Inhibiting estrogen (and progesterone) is therapeutic for women with breast cancer, endometrial cancer, ovarian cancer and endometriosis. Inhibiting testosterone is therapeutic for men with prostate cancer.

Aphton's Immunocontraceptive is also very similarly constructed. In this case, the so-called "C-terminal" peptide portion of the hormone hCG (which is targeted to be neutralized) is synthesized. (Not using a larger portion of the hCG molecule avoids inducing unwanted antibodies against other hormones in the woman (LH and FSH), which share domains with some portions of the hCG.) Pregnancy is prevented by immunizing the woman; this induces antibodies which bind to and neutralize hCG.

                               Strategic Alliances

During the past year, discussions with potential strategic allies (corporate partners) proceeded beyond exploratory and final stages of discussions and culminated in the above discussed agreement with Pasteur Merieux Connaught (Rhone-Poulenc Group).

Similarly, discussions with one or more drug companies for animal healthcare applications, for both Gonadimmune(TM) and Gastrimmune(TM), have cleared the scientific hurdles. Commercial terms and considerations are now under discussion for Gastrimmune(TM) for treatment and prevention of equine ulcers (animal health) and, separately, for Gonadimmune(TM) for breast and prostate cancers (human health).

In January, 1995, Aphton announced a major relationship with the World Health Organization(WHO), for the immunocontraceptive product also discussed above.



                           Manufacturing and Marketing

Absent or together with a strategic alliance or corporate partnering relationship (such as that with Pasteur Merieux Connaught) which may impact on the following, Aphton plans to commercialize its products by executing long-term contracts with third parties, including major pharmaceutical companies, to manufacture its products and by contracting with similar drug companies to market (co-promote), sell and distribute its products. The contract manufacturing approach takes advantage of the large and available manufacturing resources of pharmaceutical industry companies. Aphton already contracted with drug manufacturing sources which have provided Aphton's immunogens for toxicology studies and clinical trials. Aphton's contract marketing, distribution and sales approach similarly takes advantage of the large and effective sales forces of the major pharmaceutical companies. Aphton's capital formation, personnel and plant and equipment requirements, together with associated risks, are clearly greatly reduced by such a commercialization strategy, while significantly enhancing Aphton's ability to achieve rapid market penetration and growth.

It should be noted that contract manufacturing and contract marketing (co-promotion) differ significantly from the normal "licensing" of products to third parties. In the former, Aphton can retain control and not relinquish the major share of sales and earnings. Under licensing (with royalty payments which are generally a small percentage of sales), the opposite would be the case. By avoiding the industry norm of "corporate partnering" with drug companies in its earlier development stages, and by both undertaking and overcoming the associated risks, Aphton has retained its options and the ability to optimally carry out its commercialization approach. This strategy was successfully validated with Aphton's agreement with Pasteur Merieux Connaught.

                            Patents and Trade Secrets

Proprietary protection for Aphton's products is important to the Company's business. Aphton's policy is to protect its technology by, among other things, filing patent applications in worldwide markets of interest for products which it considers important and intends to market. In that regard, Aphton has filed patent applications and has continued to receive patents for its products, both domestic and foreign. Additional patent applications are in preparation or being filed or are pending in the U.S. and in other countries. Aphton intends to continue filing additional patent applications relating to its products and, when appropriate, improvements in its technology and other specific products that it develops.

                                   Regulation

Government regulation in the U.S. and other countries is a significant factor in the development and marketing of all of the Company's products and in the Company's ongoing research and development activities. International regulations governing human clinical studies can vary widely, depending on the specific country. In particular, regulatory approvals in certain countries, including countries in the European Community with a combined population larger than that of the U.S., often result in more rapid product approvals than in the U.S. Aphton will conduct trials with some of its products commencing in the UK (where much of the data is expected to be readily acceptable in the U.S., given the high standards of medicine in the UK), in addition to conducting trials in the U.S. and elsewhere in the world, if, and as, required or advantageous. Regulatory approval, of course, is required for marketing a product in the U.S. and other countries.

Clinical trials of new drugs for non-"life-threatening" diseases are typically conducted in three sequential phases. Phase I studies typically test the product for safety tolerance. Phase II studies involve limited trials to determine the optimal dose and frequency of administration for defined indications. When the product has been found safe and shows promise of efficacy, further trials are undertaken in Phase III to fully evaluate clinical efficacy and to test further for safety using a large number of patients at geographically diverse medical centers.

Based on discussions with the regulatory authorities, Aphton believes that its cancer immunogens will be placed on a significantly less expensive "fast track," because they treat "life-threatening" diseases. The "fast track" regimen shortens the time for a clinical trial, thus offering Aphton the potential for a more rapid approval process for these products.
                   Directors, Executive Officers and Employees

The directors and executive officers of the Company are set forth below:
Name:                                   Position(s):
Philip C. Gevas               Chairman  of the Board of  Directors,
                              Chief  Executive  Officer  and
                              President and Chief Financial Officer

Robert S. Basso               Chairman of Compensation Committee and Director

William A. Hasler             Vice Chairman of the Board of Directors
                              Chairman of Audit Committee and Director

Nicholas John Stathis, Esq.   Director

Dov Michaeli, M.D., Ph.D.     Senior Vice President, Director of Medical Science

Paul Broome, MB., Ch.B., MFPM Vice President and Medical  Director,
                              Clinical Trials and Regulatory Affairs

Richard Ascione, Ph.D.        Vice President, Director of
                              Laboratory of Molecular Medicine

Frederick W. Jacobs           Chief Accounting Officer and Controller

     Philip C. Gevas--Chairman of the Board of Directors, has served as Director, President, Chief Executive Officer and Chief Financial Officer since co-founding Aphton in 1981. Previously, Mr. Gevas had over ten years experience in executive management, including finance, manufacturing and marketing, following ten years experience as a project scientist/engineer. Mr. Gevas conceived and directed the development of Aphton's inventions for the treatment of colorectal, pancreatic and stomach cancers, GERD and chronic peptic ulcers. He is a co-inventor for Aphton's human contraceptive product (issued patent). Mr. Gevas has the degrees of M.E., and M.S. Mathematics (Stevens Institute of Technology) and M.S.E.E. (Ohio State University).

     Robert S. Basso--Director of the Company since February, 1988, has been a Director of the Company or of its now dissolved subsidiary, Aphton Development Corporation, since 1984. Mr. Basso has been President, Correspondent Services Corporation (CSC) since 1990. Formerly, Mr. Basso was President, Broadcort Capital Corporation and Managing Director, Merrill Lynch, Pierce, Fenner & Smith.
     William A. Hasler-- In October,1996 Mr. Hasler was elected Vice Chairman of the Company. Mr. Hasler has been a Director of the Company since October, 1991. Since 1991, Mr. Hasler has been the Dean of both the Graduate School and Undergraduate School of Business at the University of California, Berkeley. Dean Hasler was formerly Vice Chairman of KPMG Peat Marwick, responsible for management consulting worldwide. Dean Hasler is also a director of The Gap, Inc., Walker Interactive Systems, Tenera, Inc. and TCSI Corporation.

     Nicholas John Stathis, Esq.--Director of the Company since anuary, 1994. Mr. Stathis is retired from the law firm of White & Case, where he was of counsel from 1989 to 1993. Prior to that he was partner at Botein, Hays & Sklar, from 1984 to 1989. Previously, Mr. Stathis was a partner successively at Watson, Leavenworth, Kelton & Taggart and Hopgood, Calimafde, Kalil, Blaustein & Judlowe. Since 1954, Mr. Stathis has been engaged in the practice of all phases of patent, trademark, copyright and unfair competition law, including conduct of litigation and counseling of clients.

     Dov Michaeli,M.D. (University of California, San Francisco), Ph.D. (University of California, Berkeley)--Senior Vice President, Director of Medical Science. Dr. Michaeli joined Aphton as a senior member of the management team and was elected Vice President in 1989. Previously, Dr. Michaeli was a Professor for twenty years at the University of California, San Francisco (Departments of Biochemistry and Surgery). He has served as a member of Aphton's Scientific Advisory Board since 1988. He has thirty years of experience in scientific research and in clinical medicine. This experience includes extensive consulting on human clinical trials sponsored by drug companies. Dr. Michaeli has five patents and over fifty published articles and book chapters.

     Paul Broome,  MB.,  Ch.B.,  MFPM  (University of Sheffield  Medical School,
UK)--Vice President and Medical Director for Clinical Trials and Regulatory Affairs. Dr. Broome's twenty years of clinical experience includes, notably, the responsibility at Glaxo for clinical trials which provided data for US (FDA) and UK (MCA) registration of the indication for ranitidine (Zantac) as maintenance therapy. Dr. Broome was most recently Medical Director for BIOS, a premier company in the UK which provides consulting and services ranging from R&D through clinical trials, regulatory affairs and the registration of drugs for marketing approval from government regulatory agencies.


     Frederick W. Jacobs--Chief Accounting Officer and Controller of the Company since June, 1989. Previously, Mr. Jacobs, a CPA, was Chief Financial Officer for three years at a Health Maintenance Organization (HMO) and before that served for four years on the staff of Coopers & Lybrand, providing both audit and tax services.

The Company's Bylaws authorize the Board of Directors to fix the number of directors to be not less than three nor more than five. The number is currently set at four.

All directors hold office until the next annual meeting of shareholders and until their successors have been elected. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. There are no family relationships among executive officers or directors of the Company.

Directors do not receive any fees for service on the Board. Board members are reimbursed for their expenses for each meeting attended.

The Company's Audit Committee is composed of Messrs. Hasler and Basso. The Compensation Committee is composed of Messrs. Basso and Hasler.

Messrs. Basso, Hasler and Stathis are non-executive Board Members.


                            Scientific Advisory Board

     The members of the Scientific Advisory Board, which functions primarily as a review board for research projects and for product development programs, in addition to Philip C. Gevas, Drs. Dov Michaeli, Paul Broome and Richard Ascione, are:
     Richard L. Littenberg, M.D. A co-founder of the Company, Dr. Littenberg is a member of Aphton's Scientific Advisory and Program Review Board and is a co-inventor of three Aphton patent filings. Dr. Littenberg is Board Certified in both Internal Medicine and Nuclear Medicine and a Diplomate of the National Board of Medical Examiners and is President and Chief Executive Officer of The Honolulu Medical Group (HMG). Dr. Littenberg received his M.D. degree from the State University of New York. He has practiced internal and nuclear medicine for over seventeen years. He has participated in clinical trials for major pharmaceutical companies and has engaged in both cancer and cardiovascular research.

     Eliezer Benjamini, Ph.D., University of California, Berkeley. A co-founder of the Company, Dr. Benjamini is the Chairman of the Scientific Advisory Board. Dr. Benjamini is a co-inventor of two of the Company's issued US patents. Dr. Benjamini has been a professor in the Department of Medical Microbiology and Immunology at the University of California, Davis, for over twenty years. He now holds the title of Professor Emeritus. Dr. Benjamini is widely recognized in the field of immunology. He has received awards from industry and academia, including the Distinguished Scientists Award in Virology and Immunology (1984) which was given for his pioneering work in the development of synthetic peptide vaccines. Dr. Benjamini has over one hundred publications and is co-author, with Dr. Sidney Leskowitz, of Immunology: A Short Course, a textbook for medical students.

     Robert J. Scibienski, Ph.D., University of California, Los Angeles. A co-founder of the Company, Dr. Scibienski focuses on immunology-related basic technology at the Company, currently addressing immune system regulation and antigen presentation. Dr. Scibienski is a co-inventor of one of the Company's issued US patents and a number of patent applications. Dr. Scibienski is Associate Professor, Department of Medical Microbiology and Immunology and Director of the campus-wide Central Hybridoma Facility at the University of California, Davis. Dr. Scibienski has over thirty publications.

     Demosthenes  Pappagianis,   M.D.  (Stanford  School  of  Medicine),   Ph.D.
(University  of  California,   Berkeley).  A  co-founder  of  the  Company,  Dr.
Pappagianis is its principal resource on the mechanisms of infection of pathogens and of host defenses. Professor and Chairman (1967-1985) in the Department of Medical Microbiology and Immunology at the University of
California, Davis, Dr. Pappagianis is widely recognized in the field of infectious diseases. He is a Diplomate of the National Board of Medical Examiners and Diplomate of the American Board of Medical Microbiology. In addition, he is a Fellow of the Infectious Diseases Society of America and an Associate Member of the Armed Forces Epidemiological Board. Dr. Pappagianis has over one hundred publications.

     Vernon C. Stevens, Ph.D. Professor of Reproductive Biology, Ohio State University. Dr. Stevens is recognized worldwide as one of the pre-eminent authorities on vaccines for contraception and synthetic peptide based immunogen formulations. He pioneered the development of synthetic peptide immunogens for human use, particularly for Aphton's immunocontraceptive vaccine under development with the World Health Organization(WHO).

Other scientists (consultants) participate when their expertise is needed on a specific project.

                                Scientific Staff

In  addition  to  the  founding  scientists  (Drs.  Benjamini,   Scibienski  and
Pappagianis), the Company's full-time scientific staff includes the following:

    Dov Michaeli, M.D., Ph.D. - see "Directors and Executive Officers."

    Paul Broome, MB., Ch.B., MFPM, - see "Directors and Executive Officers."

    Richard Ascione, Ph.D. - see "Directors and Executive Officers."


     Stephen L. Karr, Jr., Ph.D., University of California, Davis. Dr. Karr serves in a number of capacities, namely: Laboratory of Immunobiology, General Manager, for daily operations; program planning, budgeting and control; and Project Director, in which capacity he is responsible for the experimental design and implementation of selected projects. Dr. Karr, who is also an immunoparasitologist, is an inventor of two of the Company's issued patents and three pending patent applications. Dr. Karr has sixteen publications and had presented twenty papers prior to joining the Company.

     Stephen Grimes, Ph.D., University of California, Davis. Dr. Grimes is Project Director and is responsible for immunology and the experimental design and implementation of immunology-based projects. He serves as the principal deputy for Aphton's clinical trials projects. Dr. Grimes is a co-inventor of two of the Company's issued U.S. patents and additional patents in preparation and pending. Dr. Grimes came directly to the Company in 1981 upon finishing his doctoral dissertation under Dr. Scibienski.

     Both  Dr.  Karr  and  Dr.   Grimes   support   closely   Aphton's   Product
Development/Manufacturing Team in the UK, which includes former SmithKline Beecham employees with many years of such experience.

The Company's policy had been to preclude publications and papers in the scientific and medical literature until the subject product is in clinical trials and under sufficient patent protection. Aphton, together with its scientific collaborators at leading Universities and Medical Centers in the UK, has now published papers in peer-reviewed scientific journals and is preparing or completing and submitting for publication additional papers related to those products, on a selected basis.

The Company employs approximately twenty-five individuals directly and has numerous others under contracts with other supporting organizations.

Item 2.  Properties

The Company has noncancelable facilities leases expiring at various dates through fiscal year end 2000. The leases provide various options to renew. The minimum rental commitments for the fiscal years 1998 through 2000, respectively, are, $37,000, $32,000 and $8,000 and none thereafter. Rental expense for these leases for the years ended April 30, 1997, 1996 and 1995, was approximately $108,000, $108,000 and $87,000.

Item 3.  Legal Proceedings

The Company is not involved, and has never been involved, in any litigation, administrative or governmental proceeding and none is believed by the Company's management to be threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.
                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Common Stock of Aphton has been trading on Nasdaq's National Market System since June 2, 1994. Aphton had been traded in the Nasdaq Small-Cap Issues (formerly over-the-counter) market since April 1, 1991, the date of Aphton's initial public offering. The following table sets forth high and low price information, provided by Nasdaq Historical Research Department, for each full quarter beginning after April 30, 1995. The Company's Common Stock is traded under the symbol "APHT."

                                       High                      Low
Fiscal Year Ended April 30, 1996:
         1st Quarter                   $13                       $  9 1/4
         2nd Quarter                    12                          9 1/4
         3rd Quarter                    11 3/4                      8 1/2
         4th Quarter                    23 3/4                      9 3/4


Fiscal Year Ended April 30, 1997:
         1st Quarter                   $29 1/4                   $ 15 1/2
         2nd Quarter                    20 1/2                     13 1/2
         3rd Quarter                    22 1/2                     16 1/2
         4th Quarter                    23 3/4                     11 3/4

     As of April 30, 1997, Aphton had approximately 300 shareholders of record and approximately 4,000 beneficial holders of its Common Stock.


Item 6.  Selected Financial Data

                         SELECTED FINANCIAL INFORMATION

The selected financial data set forth below with respect to the Company's statements of operations and balance sheets for each of the five years in the period ended April 30, 1997, are derived from audited financial statements and should be read together with the financial statements and related notes included in this Annual Report. All selected financial data are not covered by the independent accountants' report. The data presented below should be read together with the financial statements, related notes, and other financial information included herein.

                          SUMMARY FINANCIAL INFORMATION
                    (In thousands except for per share data)

                              Year Ended April 30,

                              1997     1996     1995     1994     1993
                              ----     ----     ----     ----     ----
Statement of Operations Data:
Revenue                       $271     $438     $463      $62     $125
Net Loss                    (5,629)  (4,711)  (3,930)  (3,139)  (2,094)
Research & Development
Expenditures                 5,221    4,501    3,905    2,924    2,085
Net Loss per Share          $(0.44)  $(0.37)  $(0.32)  $(0.28)  $(0.20)
Weighted Average
Shares Outstanding          12,913   12,723   12,378   11,268   10,593

                              Year Ended April 30,

                              1997     1996     1995     1994     1993
                              ----     ----     ----     ----     ----
Balance Sheet Data:
Cash and Short-Term
   Cash Investments         $8,846   $8,169   $7,520  $11,157   $2,781
Total Assets                18,362    8,354    7,741   11,290    2,924
Total Liabilities           16,949    1,313      997      619      137
Accumulated Deficit        (25,399) (19,770) (15,059) (11,130)  (7,991)
Total Stockholders' Equity   1,413    7,041    6,744   10,671    2,787







Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                Fiscal Years Ended April 30, 1997, 1996 and 1995

During the fiscal year ended April 30, 1997, the Company reported a net loss of $5,628,966. During this period the Company had no contract revenues. Investment earnings on cash decreased to $271,170 due to lower average cash balances. Research and development expenditures increased to $5,221,197. This increase was budgeted for and related to the on-going and planned additional (human) Clinical Trials.

During the fiscal year ended April 30, 1996, the Company reported a net loss of $4,710,933. During this period the Company had no contract revenues. Investment earnings on cash decreased $24,681 to $438,812. Research and development expenditures increased $596,310 to $4,500,877. This increase was budgeted for and related to the on-going and planned additional (human) Clinical Trials.

During the fiscal year ended April 30, 1995, the Company reported a net loss of $3,929,709. During this period the Company had no contract revenues. Investment earnings on cash increased $401,162 to $463,493 due to higher average cash balances. Research and development expenditures increased $980,342 to $3,904,567. This increase was budgeted for and related to the on-going and planned additional (human) Clinical Trials.

The Financial Accounting Standards Board (FASB) has issued several new pronouncements, including Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial assets and Extinguishment of Liabilities" and SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," SFAS No. 128, "Earnings Per Share"; SFAS No.129, "Disclosures of Information About Capital Structure"; SFAS No. 130, "Reporting Comprehensive Income"; and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These statements will be effective in various periods ending after April 30, 1997. The adoption of these standards is not expected to have a material effect on the Company's financial statements.

The Company utilizes various computer software packages as tools in running its accounting operations. Management plans to implement any necessary vendor upgrades and modifications to ensure continued functionality with respect to the widely discussed software problems associated with the year 2000. At present, management does not expect that material incremental costs will be incurred in the aggregate or in any single future year.

Inflation and changing prices have not had a significant effect on continuing operations and are not expected to have any material effect in the foreseeable future. Dividend, interest and other income were primarily derived from money-market accounts.

                         Liquidity and Capital Resources

The Company had financed its operations since inception through the sale of its equity securities and, to a lesser extent, operating revenues from R&D limited partnerships to conduct research and development. These funds provided the Company with the resources to acquire staff, construct its research and development facility, acquire capital equipment and to finance technology and product development, manufacturing and clinical trials. In April 1997, the Company issued a $5,000,000 7% senior redeemable convertible debenture. Interest-only payments are due quarterly with the principle maturing in April, 2000. The interest may be paid in common stock, a combination of common stock or cash, or new debentures at the option of the Company. Up to 20% of the debenture is convertible into shares of common stock, at the option of the holder, from and after August 22, 1997 and in increasing increments such that 100% may be converted from and after November 10, 1997. The conversion price shall be equal to the lesser of $25.00 per share or 82% of the average closing bid price as reported by The Nasdaq National Market for the 5 consecutive trading days ending on the trading day immediately preceding the conversion date. The conversion rate increases when the Company's stock trades above $35.00 per share. Interest on such debt amounted to approximately $15,000 in fiscal 1997.

Subsequent to April 30, 1997, on June 17, 1997, the Company announced that it had received proceeds of $10,000,000 from the closing of a private financing of Common Stock with one of the largest investment banking/stock brokerage firms in the United States. The Company issued 715,000 shares of common stock with a 7-year warrant for 225,000 shares exercisable at $17.50 per share.

The Company anticipates that its existing capital resources which are composed primarily of cash and short-term cash investments, including the proceeds of its private placements and interest thereon, would enable it to maintain its currently planned operations into the year 2000. The Company's working capital and capital requirements will depend upon numerous factors, including the following: the progress of the Company's research and development program, preclinical testing and clinical trials; the timing and cost of obtaining regulatory approvals; the levels of resources that the Company devotes to product development, manufacturing and marketing capabilities; technological advances; competition; and collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing and marketing of certain of the Company's products and the ability of the Company to obtain funds from such strategic alliances or from other sources.


Item 8.  Financial Statements and Supplementary Data.

Financial Statements are set forth in this report beginning at page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

The information required for this item is incorporated by reference to the section captioned "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders.


Item 11.  Executive Compensation

The information required for this item is incorporated by reference to the section captioned "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required for this item is incorporated by reference to the section captioned "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Stockholders.


Item 13.  Certain Relationships and Related Transactions.

Not applicable.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)    Documents filed as part of this Form 10-K
       (i) Financial Statements:
           Report of Independent Accountants
           Balance sheets as of April 30, 1997 and 1996
           Statements of Operations  for the years ended April 30, 1997,  1996 and 1995
           Statements  of  Stockholders'  Equity for the years ended
                  April 30,  1997,  1996 and 1995
           Statements  of Cash  Flows for the years  ended  April  30,  1997,
                  1996 and 1995
           Notes to  Financial Statements

       (ii)  Financial Statements Schedules:
             Financial Statement Schedules are omitted because they are either not required, not applicable, or the information is included in the Financial Statements or Notes thereto.



(b)    Exhibits
       Exhibit Number            Description
          3.1 Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant's Form S-1 Registration Statement, File No. 33-38255, "Registration Statement")

          3.2 Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to Registration Statement)

          3.3 By-Laws (Incorporated by reference to Exhibit 3.3 to Registration Statement)

         11.1          Computation of Earnings per common share
                       (attached as an exhibit)

         23.1          Written Consent of Coopers & Lybrand L.L.P.

         27.1          Financial Data Schedules

(c)    Reports on Form 8-K

       During the three-month period ending April 30, 1997, the Company did not file any reports on Form 8-K.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 25, 1997                   APHTON CORPORATION

                                       /S/PHILIP C. GEVAS
                                          ---------------
                                      By: PHILIP C. GEVAS
                                          Chairman of the Board,
                                          Chief Executive Officer,
                                          President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signatures             Title                                 Date

/s/PHILIP C. GEVAS
   ---------------
   PHILIP C. GEVAS        Chairman of the Board,            July 25, 1997
                          Chief ExecutiveOfficer, President
                          and Chief Financial Officer
/s/ROBERT S. BASSO
   ---------------
   ROBERT S. BASSO        Director                          July 25, 1997

/s/WILLIAM A. HASLER
   -----------------
   WILLIAM A. HASLER      Vice Chairman of the Board        July 25, 1997
                          and Director

/S/NICHOLAS JOHN STATHIS
   ---------------------
   NICHOLAS JOHN STATHIS  Director                          July 25, 1997

/S/FREDERICK W. JACOBS
   -------------------
   FREDERICK W. JACOBS    Controller and                    July 25, 1997
                          Chief Accounting Officer







                          INDEX TO FINANCIAL STATEMENTS
                              FINANCIAL STATEMENTS

Report of Independent Accountants..................................F-1

Balance Sheets - April 30, 1997 and 1996...........................F-2

Statements of Operations - for the years ended
     April 30, 1997, 1996 and 1995.................................F-3

Statements of Stockholders' Equity - for the years ended
     April 30, 1997, 1996 and 1995.................................F-4

Statements of Cash Flows - for the years ended
     April 30, 1997, 1996 and 1995.................................F-5

Notes to the Financial Statements..................................F-6







                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders
Aphton Corporation


We have audited the accompanying balance sheets of Aphton Corporation as of April 30, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aphton Corporation as of April 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1997 in conformity with generally accepted accounting principles.


                            COOPERS & LYBRAND L.L.P.




Honolulu, Hawaii
July 18, 1997








                               APHTON CORPORATION

                    Balance Sheets - April 30, 1997 and 1996


                                                 1997                   1996

                                     Assets

Cash and short-term
cash investments (Note 10)                  $8,845,739             $8,169,368
Equipment and improvements, at cost,
   net of accumulated depreciation
   and amortization                            216,123                132,303
Special order supplies receivable            9,000,000                     --
Other assets                                   299,920                 52,534
                                           -----------             ----------
Total assets                               $18,361,782             $8,354,205
                                           ===========             ==========

                      Liabilities and Stockholders' Equity

Liabilities:
Accounts payable and other                  $1,948,827             $1,312,784
Convertible debenture                        3,902,440                     --
Deferred revenue                            10,000,000                     --
                                            ----------             ----------
Total liabilities                           15,851,267              1,312,784
                                            ----------             ----------

Commitment

Stockholders' Equity (Note 10):
Common stock, no par value -
Authorized:  20,000,000 shares
Issued and outstanding:
  12,913,149 shares at April 30, 1997 and
  12,911,149 shares at April 30, 1996       26,665,091             26,664,591
Additional paid in capital                   1,097,560                     --
Purchase warrants                              147,004                147,004
Accumulated deficit                        (25,399,140)           (19,770,174)
                                            ----------             ----------
Total stockholders' equity                   2,510,515              7,041,421
                                             ---------              ---------
Total liabilities and stockholders' equity $18,361,782             $8,354,205
                                            ==========              =========


    The accompanying notes are an integral part of the financial statements.



                               APHTON CORPORATION
                            Statements of Operations
                for the years ended April 30, 1997, 1996 and 1995



                                   1997         1996          1995

Revenue:
Dividend, interest
  and other income              $271,170     $438,812      $463,493
                                --------     --------      --------
Total revenue                    271,170      438,812       463,493
                                --------     --------       -------

Costs and Expenses:
General and administrative       543,939      648,868       488,635
Research and development       5,221,197    4,500,877     3,904,567
                               ---------    ---------     ---------

Total costs and expenses       5,765,136    5,149,745     4,393,202
                               ---------    ---------     ---------
Loss before income tax expense(5,493,966)  (4,710,933)   (3,929,709)
Income tax expense               135,000           --            --
                               ---------    ---------    -----------
Net loss                     $(5,628,966) $(4,710,933)  $(3,929,709)
                             ============ ============  ============

Net loss per common share        $(0.44)      $(0.37)       $(0.32)
                                 =======      =======       =======
Weighted average number of
 common shares outstanding    12,912,982   12,723,082    12,377,541
                              ==========   ==========    ==========



    The accompanying notes are an integral part of the financial statements.


                               APHTON CORPORATION
                       Statements of Stockholders' Equity
                for the years ended April 30, 1997, 1996 and 1995

                                              Additional
                 Common Stock       Purchase    Paid in   Accumulated
               Shares     Amount    Warrants    Capital     Deficit   Total
Balance,
May 1, 1994   12,367,949 $21,653,791 $147,004  $     - $(11,129,532)$10,671,263

Exercise of purchase
   warrants       11,100       2,775       -         -            -       2,775

Net loss              -           -        -         -   (3,929,709) (3,929,709)
              ----------   --------- --------  --------   ---------   ---------

Balance,
April 30,1995 12,379,049  21,656,566  147,004        -  (15,059,241)  6,744,329

Exercise of purchase
   warrants       32,100       8,025       -         -            -       8,025

Sale of stock,
   net           500,000   5,000,000       -         -            -   5,000,000

Net loss              -           -        -         -    (4,710,933)(4,710,933)
              ----------  ----------  -------  ----------  ---------  ---------
Balance,
April 30,1996 12,911,149  26,664,591  147,004         -  (19,770,174) 7,041,421

Exercise of purchase
   warrants        2,000         500       -          -          -          500

Conversion
feature of
convertible debt      -           -        -   1,097,560         -    1,097,560

Net loss              -           -        -          -   (5,628,966)(5,628,966)
              ----------  ----------  -------  ---------   ---------  ---------
Balance,
April 30,1997 12,913,149 $26,665,091 $147,004 $1,097,560$(25,399,140)$2,510,515
              ========== =========== ======== ==========  ==========  =========



    The accompanying notes are an integral part of the financial statements.


                               APHTON CORPORATION
                            Statements of Cash Flows
                for the years ended April 30, 1997, 1996 and 1995

           Increase (decrease) in cash and short-term cash investments

                                          1997           1996         1995
Cash flows from operating activities:
Cash paid to suppliers and employees  $(4,156,450)   $(4,756,612)  $(4,011,652)
Interest and dividends received           271,170        438,812       463,493
                                        ---------      ---------     ---------
Net cash used in operating activities  (3,885,280)    (4,317,800)   (3,548,159)
                                        ---------      ---------     ---------
Cash flows from investing activities:
Capital expenditures                     (151,349)       (41,029)      (91,428)
                                        ---------      ---------     ---------
Cash used in investing activities        (151,349)       (41,029)      (91,428)
                                        ---------      ---------     ---------
Cash flows from financing activities:
Issuance of convertible debenture       5,000,000             -             -
Debenture issue costs                    (287,500)            -             -
Sales of stock                                500      5,008,025         2,775
                                        ---------      ---------     ---------

Cash received from financing activities 4,713,000      5,008,025         2,775
                                        ---------      ---------     ---------
Net increase (decrease) in cash and
short-term cash investments               676,371        649,196    (3,636,812)
Cash and short-term cash investments:
     Beginning of year                  8,169,368      7,520,172    11,156,984
                                        ---------      ---------    ----------
     End of year                       $8,845,739     $8,169,368    $7,520,172
                                        =========      =========     =========

Reconciliation of net loss to net cash
   used in operating activities

Net loss                              $(5,628,966)   $(4,710,933)  $(3,929,709)
Adjustments to reconcile net
loss to net cash used in
operating activities:

Depreciation and amortization              67,529         52,780        47,073

Changes in -
Other assets                               40,114         24,098       (43,119)

Cash receipt treated
as deferred revenue                     1,000,000             -             -

Accounts payable and other                636,043        316,255       377,596
                                        ---------       --------      --------
Net cash used in operating activities:$(3,885,280)   $(4,317,800)  $(3,548,159)
                                        =========      =========     =========

Schedule of non-cash activities:
Special order supplies receivable      (9,000,000)           -              -
Deferred revenue                        9,000,000            -              -

    The accompanying notes are an integral part of the financial statements.

                              APHTON CORPORATION
                        Notes to the Financial Statements
1.       Organization and Operations
Aphton Corporation is a biopharmaceutical company developing products using its innovative vaccine-like technology for neutralizing, or "blocking," hormones. The precisely targeted hormones are those that participate in diseases, both malignant and non-malignant, in (a) the gastrointestinal system and (b) the reproductive system. These products, called immunogens, treat the following diseases: (a) Gastroesophageal Reflux Disease (GERD, or severe heartburn), ulcers and colorectal, stomach, liver and pancreatic cancers and (b) endometriosis and prostate, breast, endometrial and ovarian cancers.

2.       Summary of Significant Accounting Policies

Research and Development Expenses -
    Research and development costs are expensed as incurred.

General and Administrative Expenses -
    Amounts shown represent expenses not clearly related to research and development expense. A significant portion of these expenses relate to intellectual property/patent legal costs and salaries.

Equipment and Improvements -
    Equipment and furniture are depreciated using accelerated methods over the estimated economic lives (5-7 years) of the assets. Improvements are amortized over the term of the lease using the straight-line method. Betterments that substantially extend the useful life of equipment and furniture are capitalized and depreciated over the period of expected benefit.

Income Taxes -
    The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires an asset and liability approach in accounting for income taxes. Under this method, the amount of deferred tax asset or liability is calculated by applying the provisions of enacted tax laws to the differences in the bases of assets and liabilities for financial and income tax purposes. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Investment tax credits and research and experimentation credits are accounted for using the flow-through method.

Loss Per Share -
    The computation of loss per share is based on the weighted average number of shares outstanding during the year. Fully diluted loss per share is not presented as the results would be anti-dilutive.

Cash Equivalents -
    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments, including short-term cash investments, purchased with an original maturity of three months or less to be cash equivalents.

Concentrations Of Credit Risk -
    The Company's short-term cash investments are held in several financial institutions and consist principally of insured money market accounts and cash management accounts that are collateralized by or invested in U.S. Government and U.S. Government agency securities.

Use of Estimates in the Preparation of Financial Statements -
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements-
    The Financial Accounting Standards Board (FASB) has issued several new pronouncements, including Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial assets and Extinguishment of Liabilities," SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," SFAS No. 128, "Earnings Per Share"; SFAS No.129, "Disclosures of Information About Capital Structure"; SFAS No. 130, "Reporting Comprehensive Income"; and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These statements will be effective in various periods ending after April 30, 1997. The adoption of these standards is not expected to have a material effect on the Company's financial statements.


3.       License and Co-Promotion Agreement
    In February, 1997 Aphton signed an agreement with Pasteur Merieux Connaught ("PMC") (Rhone-Poulenc Group), a leader in medical science and research and the world's largest vaccine manufacturer and marketer, for a strategic alliance for all human cancer applications of Gastrimmune(TM), including stomach, colorectal, liver and pancreatic cancers. Under the terms of the twenty-year license and co-promotion agreement, Aphton will be responsible for product development, clinical trials and regulatory agency approvals, and PMC will be responsible for promotion, advertising, marketing, distribution and sales of Gastrimmune(TM) in the United States, Canada, Europe (including the C.I.S. countries) and Mexico. In addition, Aphton and PMC will enter into agreements providing for : (a) the supply of Gastrimmune(TM) from Aphton to PMC; and (b) the supply of certain components of Gastrimmune(TM) (as well as other Aphton products) from PMC to Aphton. PMC will fund the costs associated with product introduction, promotion, advertising and marketing throughout the territory covered by the agreement. Under the terms of the agreement, in addition to upfront consideration aggregating $10 million including cash and the special order supplies (of material suitable for human use) receivable of $9 million, Aphton will receive the majority of the profits from sales of Gastrimmune(TM), with the balance of profits to be retained by PMC. The $10 million has been classified as a license payment and has been deferred and will be recognized for financial statement (accounting) purposes as revenue over the twenty-year period of the agreement. (The $10 million was recognized for tax purposes in the year ended April 30, 1997.) Discussions are continuing between PMC and Aphton for marketing rights to Gastrimmune(TM) in Japan and other Asian markets.

4.       Equipment And Improvements
At April 30, 1997 and 1996, equipment and improvements
consisted of the following:
                                     April 30,             April 30,
                                        1997                  1996
Laboratory equipment                 $ 414,408             $ 342,328
Leasehold improvements                 243,456               190,333
Office and laboratory
 furniture and fixtures                192,300               166,154
                                       -------               -------
                                       850,164               698,815
Less accumulated depreciation
         and amortization             (634,041)             (566,512)
                                       -------               -------
                                     $ 216,123             $ 132,303
                                       =======               =======

5.       Accounts Payable and Other
At April 30, 1997 and 1996, accounts payable and other was composed of approximately $934,000 and $479,000 payable on trade accounts and approximately $1,015,000 and $834,000 accrued for employee wages and benefits, respectively.

     6. Senior Redeemable Convertible Debenture In April 1997, the Company issued a $5,000,000 7% senior redeemable convertible debenture. Interest-only payments are due quarterly with the principle maturing in April, 2000. The interest may be paid in common stock, a combination of common stock or cash, or new debentures at the option of the Company. Up to 20% of the debenture is convertible into shares of common stock, at the option of the holder, from and after August 22, 1997 and in increasing increments such that 100% may be converted from and after November 10, 1997. The conversion price shall be equal to the lesser of $25.00 per share or 82% of the average closing bid price as reported by The Nasdaq National Market for the 5 consecutive trading days ending on the trading day immediately preceding the conversion date. The conversion rate increases when the Company's stock trades above $35.00 per share. For financial reporting purposes, $1,097,560 of the proceeds was allocated to the conversion feature of the debt and recorded as additional paid-in-capital. The value of the conversion feature is based on the Company's stock market price at the date of issuance, less an 18% discount. As a result, the convertible debt instrument of $5,000,000 was recorded net of discount equal to the conversion feature which increases the effective interest rate of the debt. Accordingly, beginning on the date of issuance, the discount is being charged to interest expense on a pro rata basis using the effective interest method as the security becomes convertible. Interest on such debt amounted to approximately $15,000 in fiscal 1997.

7.       Common Stock and Purchase Warrants
Common Stock -

     During fiscal 1997 the Company sold 2,000 shares of common stock through the exercise of outstanding purchase warrants.

    During fiscal 1996, in a private placement, the Company sold 500,000 shares of common stock for $5,000,000 net of insignificant legal, accounting and filing fee expenses. The Company also sold 32,100 shares of common stock through the exercise of outstanding purchase warrants.

    The Company sold 11,100 shares of common stock during fiscal 1995 through the exercise of outstanding purchase warrants.


Purchase Warrants -
    Each warrant described below is exercisable for one share of common stock and is subject to the restrictive holding requirements of SEC Rule 144. All warrants exercised from inception of the Company have been from warrants issued prior to April 30, 1991.

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," in October, 1995. Under SFAS No. 123, companies can either continue to account for stock compensation plans pursuant to existing accounting standards or elect to expense the value derived from using an option pricing model such as Black-Scholes. Aphton Corporation will continue to apply existing accounting standards. However, SFAS No. 123 requires disclosure of pro forma net income and earnings per share as if the Company had adopted the expensing provisions of SFAS No. 123. Based on Black-Scholes values, for the year ended April 30, 1997, the pro forma net loss would be $6,011,431 and the pro forma loss per common share would be $.47.

    The following assumptions were used in the Black-Scholes option pricing model for the 25,000 purchase warrants granted in fiscal 1997. The stock price and exercise price of $18.25 was set equal to the fair market value of the Company's common stock on the date of grant. The risk-free rate of return used was 7.01%. The expected dividend yield used was 0%. The expected time to exercise used was 10 years. The expected volatility used was 75%.


The following table summarizes purchase warrant activity over the past three
years:                                        Weighted-Average
                                              Number of Shares   Exercise Price
Outstanding and exercisable at May 1, 1994        1,699,500           $12.57
                  Granted                                --               --
                  Exercised                         (11,100)            $.25
                  Canceled or expired               (20,000)          $12.00
                                                  ---------
Outstanding and exercisable at April 30, 1995     1,668,400           $12.66
                  Granted                           125,000           $12.50
                  Exercised                         (32,100)            $.25
                  Canceled or expired                    --               --
                                                  ---------
Outstanding and exercisable at April 30, 1996     1,761,300           $12.88
                  Granted (1)                        25,000           $18.25
                  Exercised                          (2,000)            $.25
                  Canceled or expired                    --               --
                                                  ---------
Outstanding and exercisable at April 30, 1997     1,784,300           $13.26
                                                  =========           ======


For options outstanding and exercisable at April 30, 1997, the exercise price ranges and average remaining lives were:

                       Options Outstanding and Exercisable

    Range of
Exercise Prices   Number Outstanding   Average Period(2)  Average Price(3)
---------------   ------------------   -----------------  ----------------
  $.25 to $14.00        775,300             16.5              $ 9.87
$14.01  to  $24.00    1,009,000             18.7              $15.87
                      ---------
                      1,784,300             17.7              $13.26
                      =========

(1)  Weighted average grant date fair value is $15.30
(2)  Weighted average remaining years
(3)  Weighted average exercise price



8.       Income Taxes
The provision for income taxes consists of the following:

Current                       1997             1996            1995
   Federal                  $100,000           $  -            $  -
   State                      35,000              -               -
Deferred                           -              -               -
                             -------           ----            ----
                            $135,000           $  -            $  -
                             =======           ====            ====

The 1997 current provision reflects alternative minimum tax for which a deferred tax asset was not recognized.

Gross deferred tax assets result from net operating loss and income tax credit carryforwards. Realization of these assets is dependent on the Company's ability to generate sufficient future taxable income, prior to the expiration of the carryforwards, which is dependent on the completion of research and development activities and successful marketing of the Company's various products. Due to the uncertainties related to the above and in accordance with guidance contained in Statement No. 109, a valuation allowance has been provided for these deferred tax assets. Accordingly, these assets do not appear in the Company's balance sheet at April 30, 1997 and 1996. It is at least reasonably possible that changes in estimates regarding future taxable income could materially impact the carrying value of these assets, in a manner favorable to the Company. The changes in the valuation allowance in 1997, 1996 and 1995 were $2,886,000, $3,071,000 and $1,614,000, respectively.


Deferred tax assets at April 30, 1997 and 1996 consisted of:
                                             1997               1996
                                             ----               ----
Federal net operating loss carryforward   $4,010,000                $5,760,000
State net operating loss carryforward        446,000                   740,000
                                           ---------                 ---------
Total operating loss carryforward          4,456,000                 6,500,000
                                           ---------                 ---------

Deferred license payment revenues          4,330,000                         -
Expenses deductible in future periods        453,000                   361,000
                                           ---------                 ---------

Federal tax credits                        1,413,000                 1,031,000
State tax credits                            557,000                   451,000
                                           ---------                 ---------
Total tax credits                          1,970,000                 1,482,000
                                           ---------                 ---------
Total deferred tax assets                 11,209,000                 8,343,000
Valuation allowance                      (11,209,000)               (8,343,000)
                                          ----------                 ---------
Net deferred tax assets                  $        --                $       --
                                          ==========                ==========

At April 30, 1997, for Federal income tax purposes, the Company had net operating loss carryforwards of approximately $11,800,000 and various income tax credit carryforwards, primarily research and experimentation, aggregating $1,413,000, which expire at various dates through 2012.

At April 30, 1997, for California income tax purposes, the Company had net operating loss carryforwards of approximately $5,000,000, which expire at various dates through 2002; and various income tax credit carryforwards, primarily research and experimentation, aggregating $557,000, which expire at various dates through 2012.

9.       Commitments and Contingencies

The Company utilizes various computer software packages as tools in running its accounting operations. Management plans to implement any necessary vendor upgrades and modifications to ensure continued functionality with respect to the widely discussed software problems associated with the year 2000. At present, management does not expect that material incremental costs will be incurred in the aggregate or in any single future year.

The Company has noncancelable facilities leases expiring at various dates through fiscal 2000. The leases provide various options to renew. The minimum rental commitments for the fiscal years 1998 through 2000, respectively, are, $37,000, $32,000 and $8,000 and none thereafter. Rental expense for these leases for the years ended April 30, 1997, 1996 and 1995, was approximately $108,000, $108,000, and $87,000.

10.      Subsequent Event

Aphton announced on June 17, 1997 that it had received cash proceeds of $10,000,000 from a private placement of Common Stock. The Company issued 715,000 shares of common stock at the full market price of $14 per share, with a 7-year warrant for 225,000 shares exercisable at $17.50 per share, a 25% premium.

                               APHTON CORPORATION
                    Pro Forma Balance Sheets - April 30, 1997
       Giving Effect to the $10,000,000 Private Placement of Common Stock

                                                Actual   Effect of   Pro Forma
                                                 1997   Transaction     1997
                                     Assets

Cash and short-term cash investments        $8,845,739 $10,000,000 $18,845,739
Equipment and improvements, at cost,
   net of accumulated depreciation
   and amortization                            216,123                 216,123
Special order supplies receivable            9,000,000               9,000,000
Other assets                                   299,920                 299,920
                                           -----------  ----------  ----------
Total assets                               $18,361,782 $10,000,000 $28,361,782
                                           ===========  ==========  ==========

                      Liabilities and Stockholders' Equity

Liabilities:
Accounts payable and other                  $1,948,827             $1,948,827
Convertible debenture                        3,902,440              3,902,440
Deferred revenue                            10,000,000             10,000,000
                                            ----------             ----------
Total liabilities                           15,851,267             15,851,267
                                            ----------             ----------

Commitment

Stockholders' Equity:
Common stock, no par value -
Authorized:  20,000,000 shares
Issued and outstanding:
  12,913,149 shares at April 30, 1997
  715,000 additional pro forma shares       26,665,091 $10,000,000 36,665,091
Additional paid in capital                   1,097,560              1,097,560
Purchase warrants                              147,004                147,004
Accumulated deficit                        (25,399,140)           (25,399,140)
                                            ----------  ---------- ----------
Total stockholders' equity                   2,510,515  10,000,000 12,510,515
                                             ---------  ---------- ----------
Total liabilities and stockholders' equity $18,361,782 $10,000,000$28,361,782
                                            ==========  ========== ==========


11.      Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments," requires that the company disclose estimated fair values for its financial instruments. The carrying amounts of cash and short-term cash investments and the recorded cost of the senior redeemable convertible debenture approximate fair value.