Form 10-Q
period 1997-07-31
APHTON CORP
filed 1997-09-15
CIK 840319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended July 31, 1997               Commission File Number 0-19122


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


                     Yes   X                No     __


       The number of shares of Common Stock outstanding as of the close of business on July 31, 1997:

       Class                                                    Number of
                                                           Shares outstanding

Common Stock, no par value                                      13,633,404


                               APHTON CORPORATION

                                      Index


                                                                   Page

Part I - Financial Information                                      3

    Item 1.  Financial Statements:

       Balance Sheets - July 31, 1997 and April 30, 1997            3

       Statements of Operations - Three months ended
          July 31, 1997 and 1996                                    4

       Statements of Stockholders' Equity - Three months ended
          July 31, 1997 and the year ended April 30, 1997           4

       Statements of Cash Flows - Three months ended July 31, 1997
          and 1996                                                  5

    Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations               5


Part II - Other Information

    Item 1.  Legal Proceedings                                      7

    Item 2.  Changes in Securities                                  7

    Item 3.  Defaults Upon Senior Securities                        7

    Item 4.  Submission of Matters to a Vote of Security Holders    7

    Item 5.  Other Information                                      7

    Item 6.  Exhibits and Reports on Form 8-K                       7

Signature Page                                                      7





                               APHTON CORPORATION
                         Part I - Financial Information
     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of July 31, 1997 and April 30, 1997 and the results of its operations and its cash flows for the three months ended July 31, 1997 and 1996. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                               APHTON CORPORATION
                Balance Sheets - July 31, 1997 and April 30, 1997

                                             July 31,           April 30,
                                               1997               1997
                                     Assets

Cash and short-term cash investments      $17,182,930          $8,845,739
Special order supplies receivable           9,000,000           9,000,000
Equipment and improvements,at cost,
 net of accumulated depreciation              211,760             216,123
Other assets                                  167,027             299,920
                                           ----------          ----------
       Total assets                       $26,561,717         $18,361,782
                                           ==========          ==========
                      Liabilities and Stockholders' Equity

Liabilities:
     Accounts payable and other            $1,662,882          $1,948,827
     Convertible debenture                  4,570,124           3,902,440
     Deferred revenue                      10,000,000          10,000,000
                                           ----------          ----------
         Total liabilities                 16,233,006          15,851,267

Commitment

Stockholders' Equity:
    Common stock, no par value -
    Authorized: 20,000,000 shares
       Issued and outstanding:
       13,633,404 shares at
       July 31, 1997 and 12,913,149
       at April 30, 1997                  36,748,927           26,665,091
     Additional paid in capital            1,097,560            1,097,560
    Purchase warrants                        147,004              147,004
    Accumulated deficit                  (27,664,780)         (25,399,140)
                                          ----------           ----------
          Total stockholders' equity      10,328,711            2,510,515
                                          ----------           ----------
          Total liabilities and
            stockholders' equity         $26,561,717          $18,361,782
                                          ==========           ==========


                               APHTON CORPORATION
                            Statements of operations
                for the three months ended July 31, 1997 and 1996

                                                Three Months Ended
                                                      July 31,
                                             1997                  1996
Revenue:

    Dividend, interest and other income    $153,942              $74,898
                                           --------              -------
       Total                                153,942               74,898

Costs and Expenses:

    Research and development expense      1,450,135            1,275,294
    General and administrative expense      189,657              180,521
    Non-cash interest expense of
        convertible security                 87,260                   --
    Amortized (non-cash) interest expense
        of convertible security             692,530                   --
      Total costs and expenses            2,419,582            1,455,815
                                         ----------           ----------
         Net loss                       $(2,265,640)         $(1,380,917)
                                         ==========           ==========
       Net loss per common share
       ($0.05 per share for amortized
       (non-cash) interest expense of
        convertible securities in 1997
        and $0.00 in 1996)                  $(0.17)              $(0.11)
                                            =======              =======
       Weighted average number of common
         shares outstanding              13,393,319           12,912,482
                                         ==========           ==========

                       Statements of stockholders' equity
                    for the three months ended July 31, 1997
                      and for the year ended April 30, 1997

              Common Stock
                               Purchase     Additional  Accumulated
              Shares    Amount    Warrants    Paid in     Deficit       Total
                                              Capital
Balance,
 May 1, 1996 12,911,149 $26,664,591 $147,004        -   $(19,770,174)$7,041,421

Exercise of
purchase
warrants         2,000          500        -         -            -         500

Conversion feature
 of convertible debt -            -        -  1,097,560           -   1,097,560

     Net loss        -            -        -         -   (5,628,966) (5,628,966)
             _________   __________  ________  ________   _________  __________
Balance,
 April 30,
 1997       12,913,149   26,665,091   147,004 1,097,560 (25,399,140)  2,510,515

Issuance from
 convertible
 debenture       5,255       73,836         -         -          -       73,836
Sale of stock,
 net           715,000   10,010,000         -         -          -   10,010,000
     Net loss        -            -         -         - (2,265,640)  (2,265,640)
               _______   __________   _______ _________ ___________  __________
Balance,
 July 31,
  1997      13,633,404 $36,748,927   $147,004$1,097,560$(27,664,780)$10,328,711
            ========== ===========   ======== ========= =========== ===========
                               APHTON CORPORATION
   Statements of cash flows for the three months ended July 31, 1997 and 1996
           Increase (decrease) in cash and short-term cash investments
                                                Three Months Ended July, 31
                                                    1997               1996
Net cash used in operating activities            $(966,761)        $(1,142,565)
Net cash provided from non-operating activities  9,303,952             (62,320)
                                                 ---------           ---------
Net change in cash and short-term
           cash investments                      8,337,191          (1,204,885)
Cash and short-term cash investments:
    Beginning of year                            8,845,739           8,169,368
                                                ----------           ---------
    End of period                              $17,182,930          $6,964,483
                                                ==========           =========
                     Reconciliation of net loss to net cash
                          used in operating activities
Net loss                                       $(2,265,640)        $(1,380,917)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Non-cash interest expense settled
     by issuance of stock                           73,836                   -
    Depreciation                                    17,881              13,195
    Amortized (non-cash) interest
      expense of convertible security              692,530                   -
    Decrease (increase) in other assets            132,893                (137)
    Increase in accounts payable                   381,739             225,294
                                                   -------           ---------
Net cash used in operating activities            $(966,761)        $(1,142,565)
                                                  ========           =========

     In the quarter ended July 31, 1997, the Company issued 5,255 shares of stock in settlement of accrued interest of $73,836.

                Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations

                                     General
Aphton Corporation is a biopharmaceutical company developing products using
its  innovative  vaccine-like   technology  for  neutralizing,   or "blocking,"
hormones. The precisely targeted hormones are for the most part those that participate in diseases, both malignant and non-malignant, in (a) the gastrointestinal system and (b) the reproductive system. These products, called immunogens, treat the following diseases: (a) Gastroesophageal Reflux Disease (GERD, or severe heartburn), ulcers and colorectal, stomach, liver and pancreatic cancers; (b) endometriosis and prostate, breast, endometrial and ovarian cancers. In addition, Aphton is developing an immunogen for women in the developed countries, and, through its strategic alliance with the World Health Organization (WHO), in the developing countries, which prevents pregnancy for months and is naturally reversible
                                   Operations
During this reporting period, Aphton concluded a Strategic Alliance with Schering-Plough Animal Health (described in a news release on August 4th), for the veterinary applications of Aphton's Gastrimmune(TM) to treat and prevent equine (stress) ulcers. There are hundreds of thousands of highly-valued race horses in the U.S.; the scientific literature indicates that a very high percentage of them suffer from (stress) ulcers, particularly during training. Equine ulcers will be the first market targeted under this agreement. This Agreement followed Aphton's Strategic Alliance which was concluded and announced in February, 1997 with Pasteur Merieux Connaught (Rhone-Poulenc Group), for all human cancer applications of Gastrimmune(TM) in North America and Europe, including the C.I.S. countries.

During this reporting period, Aphton also began incorporating into its stomach cancer clinical trials program the large resources of Pasteur Merieux Connaught (PMC), utilizing PMC's knowledge and direct experience with Clinical Research Organizations (CRO) worldwide. Aphton is now enlarging its Phase III stomach cancer program to include high quality medical centers, globally. This will entail more organizational effort, but will increase both the number of patients available for recruitment and the number of participating countries for ultimate marketing approval of Gastrimmune(TM).

                           Manufacturing and Marketing
Coupled with one or more strategic alliances, Aphton plans to commercialize its products by (a) executing long-term contracts with third parties, including major pharmaceutical companies and their suppliers, to manufacture its products and by (b) contracting with large drug companies to promote, market, sell and distribute its products, worldwide. The contract manufacturing approach utilizes the large and available manufacturing resources of pharmaceutical companies. Aphton already contracted with drug manufacturing sources to produce Aphton's immunogens for its toxicology studies and clinical trials. Aphton's marketing, distribution and sales approach similarly utilizes the large and effective sales forces and resources of the major pharmaceutical companies. This maximizes Aphton's return on revenues and minimizes its requirements and risks for capital formation, personnel and plant and equipment.

                         Liquidity and Capital Resources
     The $10 million license fee consideration from PMC was treated as deferred revenue for accounting purposes, as described previously in press releases and the Annual Report on Form 10-K. It will be amortized within the twenty year period of the license and co-promotion agreement, commencing with regulatory agency marketing approval. The entire $10 million upfront consideration was taxable and the resulting taxes due, which had been accrued at April 30, 1997, were paid during this reporting period. The foregoing will result in increased future revenues for the Company, for accounting purposes. This increased revenue is not subject to future taxation. Following the previously reported receipt of funds from the PMC agreement and from the issuance of a convertible debenture in February and April, 1997, respectively, Aphton made a $10 million private placement for common stock (at full Market value) in June of this reporting period, which was described in Aphton's 10-K filing to the SEC in July, 1997.

The Company has financed its operations principally through the sale of its equity securities, both private and public, issuance of a debenture and, initially, R&D Limited Partnerships. These funds provided the Company with the necessary resources to equip and staff its research and development, complete preclinical trials and the milestone Phase I/II clinical trials with patients with cancers of the gastrointestinal tract; and begin its Phase III clinical trial program to demonstrate the degree of efficacy of Gastrimmune(TM) in the treatment of such cancers. Aphton anticipates that its existing capital resources, which are composed primarily of cash and cash equivalents, will enable it to maintain its current and planned operations into the year 2000, exclusive of the possibility of obtaining additional funds through other means or sources, at an appropriate or opportune time.



                           PART II - Other information

Item 1.   Legal Proceedings.  Not applicable.

Item 2.   Changes in Securities.  Not applicable.

Item 3.   Defaults Upon Senior Securities.  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.   Other Information.  Not applicable.

Item 6.   Exhibits and Report on Form 8-K.

          a. Exhibit Numbers

             11.l Computation of net loss per common and common stock
                  equivalent for the three months ended July 31, 1997 and 1996.

             27.1 Financial Data Schedule

           b. There were no reports on Form 8-K filed during the quarter for which this report is filed.
                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                   Aphton Corporation



Date:  September 11, 1997        By:      /s/ Philip C. Gevas
                                          -------------------
                                              Philip C. Gevas
                                              Chairman, President and
                                                Chief Executive Officer