Form 10-Q
period 1997-10-31
APHTON CORP
filed 1997-12-15
CIK 840319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarter ended October 31, 1997  Commission File Number 0-19122


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


        Registrant's telephone number, including area code (530)666-5226

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


                     Yes   X                No     __


                      The number of shares of Common Stock
                         outstanding as of the close of
                          business on October 31, 1997:

                          Class                    Number of
                                                Shares outstanding

            Common Stock, no par value            13,778,288


                               APHTON CORPORATION

                                      Index


                                                               Page

Part I - Financial Information                                   3

    Item 1.  Financial Statements:

       Balance Sheets - October 31, 1997 and April 30, 1997      3

       Statements of Operations - Three and six months ended
          October 31, 1997 and 1996                              4

       Statements of Stockholders' Equity - Six months ended
          October 31, 1997 and the year ended April 30, 1997     5

       Statements of Cash Flows - Six months ended October 31,
           1997 and 1996                                         5

    Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations            6


Part II - Other Information

    Item 1.  Legal Proceedings                                   7

    Item 2.  Changes in Securities                               7

    Item 3.  Defaults Upon Senior Securities                     7

    Item 4.  Submission of Matters to a Vote of Security Holders 7

    Item 5.  Other Information                                   7

    Item 6.  Exhibits and Reports on Form 8-K                    7

Signature Page                                                   7





                                                  APHTON CORPORATION
                                            Part I - Financial Information
The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of October 31, 1997 and April 30, 1997 and the results of its operations and its cash flows for the three and six months ended October 31, 1997 and 1996. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                               APHTON CORPORATION
              Balance Sheets - October 31, 1997 and April 30, 1997

                                                 October 31,          April 30,
                                                    1997               1997
                                     Assets

Cash and short-term cash investments           $15,760,897           $8,845,739
Special order supplies receivable                9,000,000            9,000,000
Equipment and improvements, at cost,
  net of accumulated depreciation
  and amortization                                 193,975              216,123
Other assets                                       157,893              299,920
                                                ------------        -----------
       Total assets                            $25,112,765          $18,361,782
                                               ===========          ===========
                      Liabilities and Stockholders' Equity

Liabilities:
     Accounts payable and other                 $1,751,798           $1,948,827
     Convertible debenture                       3,553,000            3,902,440
     Deferred revenue                           10,000,000           10,000,000
                                               -----------           ----------
         Total liabilities                      15,304,798           15,851,267
                                                ----------           ----------

Commitment

Stockholders' Equity:
    Common stock, no par value -
    Authorized: 20,000,000 shares
       Issued and outstanding:  13,778,288
       shares at October 31, 1997 and
       12,913,149 at April 30, 1997             38,275,916           26,665,091
    Additional paid in capital                   1,097,560            1,097,560
    Purchase warrants                              147,004              147,004
    Accumulated deficit                        (29,712,513)         (25,399,140)
                                              ------------          -----------
          Total stockholders' equity             9,807,967            2,510,515
                                               -----------           ----------
          Total liabilities and
           stockholders' equity                $25,112,765          $18,361,782
                                               ===========          ===========







                               APHTON CORPORATION
                            Statements of operations
          for the three and six months ended October 31, 1997 and 1996

                                          Three Months Ended  Six Months Ended
                                            October 31,          October 31,
                                        1997         1996    1997       1996
Revenue:

    Dividend, interest
     and other income             $198,999     $78,202    $352,941   $153,100
                                  --------     -------    --------   --------
       Total                       198,999      78,202     352,941    153,100
                                  --------     -------    --------   --------
Costs and Expenses:

    Research and development
        expense                  1,262,789   1,290,058   2,712,924  2,565,352
    General and administrative
        expense                    192,734     180,606     382,391    361,126
    Non-cash interest expense of
    convertible debenture           98,679           -     185,939          -
    Amortized (non-cash) discount
    (interest)expense of
    convertible debenture          692,530           -   1,385,060          -

    Total costs and expenses     2,246,732   1,470,664   4,666,314   2,926,478
                                 ---------   ---------    ---------   ---------
      Net loss                 $(2,047,733)$(1,392,462)$(4,313,373)$(2,773,378)
                               ===========  =========== =========== ===========
    Net loss per common and
    common  equivalent  share
    ($0.05 and $0.10 per share
    for amortized  (non-cash)
    interest expense of convertible
    securities in the three and six
    months ended October 31, 1997,
    respectively and $0.00 in 1996)$(0.15)   $(0.11)     $(0.33)      $(0.22)
                                   =======   =======     =======      =======
Weighted average number of
common shares outstanding      13,347,000 12,500,178  13,166,221   12,500,451
                               ========== ==========  ==========   ==========







                       Statements of stockholders' equity
                    for the six months ended October 31, 1997
                      and for the year ended April 30, 1997

                    Common Stock    Purchase Additional Accumulated
                Shares      Amount  Warrants  Paid in     Deficit       Total
                                              Capital
Balance,
 May 1, 1996 12,911,149  $26,664,591 $147,004 $     -   $(19,770,174)$7,041,421

Exercise of
purchase
warrants          2,000          500       -        -            -          500
Conversion feature
of convertible debt   -            -       -   1,097,560         -    1,097,560
Net loss              -            -       -           -(5,628,966)  (5,628,966)

Balance,
April 30,
 1997        12,913,149   26,665,091 147,004   1,097,560(25,399,140)  2,510,515
               -----------------------------------------------------------------
B
Issuance
from
convertible
debenture       150,139    1,600,825       -           -          -   1,600,825

Sale of stock
, net           715,000   10,010,000       -           -          -  10,010,000
Net loss              -            -       -           - (4,313,373) (4,313,373)
               -----------------------------------------------------------------
Balance,
October 31,
1997         13,778,288 $38,275,916 $ 147,004$1,097,560$(29,712,513) $9,807,967
              ========================================= =========== ===========

                               APHTON CORPORATION
            Statements of cash flows for the six months ended October
                31, 1997 and 1996 Increase (decrease) in cash and
                           short-term cash investments
                                            Six Months Ended October, 31
                                            1997                     1996
Net cash used in operating activities   $(3,427,222)             $(2,097,770)
Net cash provided from
   non-operating activities              10,342,380                  (77,255)
                                         ----------               -----------
Net change in cash and
short-term cash investments               6,915,158              (2,175,025)
Cash and short-term cash investments:
    Beginning of year                     8,845,739               8,169,368
                                        -----------              -----------
    End of period                       $15,760,897              $5,994,343
                                        ===========               ==========
                     Reconciliation of net loss to net cash
                          used in operating activities
Net loss                                $(4,313,373)            $(2,773,378)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Non-cash interest expense settled
     by issuance of stock                 153,825                         -
    Depreciation                           35,762                    25,375
    Amortized (non-cash) interest
    expense of convertible security     1,385,060                         -
    Decrease (increase) in other assets  (142,027)                   15,194
    Increase (decrease) in
    accounts payable                     (546,469)                  635,039
                                        ---------                ----------
Net cash used in operating activities $(3,427,222)              $(2,097,770)
                                      ============              ============

In the six months ended October 31, 1997, the Company issued 11,191 shares ofstock in settlement of accrued interest of $153,825.




                Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations

                                     General
Aphton Corporation is a biopharmaceutical company developing products using its innovative vaccine-like technology for neutralizing, or "blocking," hormones. The precisely targeted hormones are for the most part those that participate in diseases, both malignant and non-malignant, in (a) the gastrointestinal system and (b) the reproductive system. These products, called immunogens, treat the following diseases: (a) Gastroesophageal Reflux Disease (GERD, or severe heartburn), ulcers and colorectal, stomach, liver and pancreatic cancers; (b) endometriosis and prostate, breast, endometrial and ovarian cancers. In addition, Aphton is developing an immunogen for women in the developed countries, and, through its strategic alliance with the World Health Organization (WHO), in the developing countries, which prevents pregnancy for months and is naturally reversible.

                                   Operations
During this reporting period, Aphton continued to integrate operational resources of Pasteur Merieux Connaught (PMC), both personnel and facilities, into Aphton's expanding stomach cancer clinical trials program. In addition, Aphton and PMC agreed that PMC will increase its role in the manufacturing process as soon as feasible. To that end, Aphton began transferring certain manufacturing technology to PMC. During this reporting period, Aphton and Schering Plough initiated the development program to apply and test Aphton's Gastrimmune(TM) immunogen for treatment and prevention of equine ulcers. Research and development expenses increased over the same period in the prior year $147,572 to $2,712,924 for the six months ended October 31, 1997. This reflects the increased resources which Aphton devoted to its expanding clinical trials program.

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

                         Liquidity and Capital Resources
The $10 million license fee consideration from PMC was treated as deferred revenue for accounting purposes, as described previously in press releases and the Annual Report on Form 10-K. It will be amortized within the twenty year period of the license and co-promotion agreement, commencing with regulatory agency marketing approval. The entire $10 million upfront consideration was taxable and the resulting taxes due, which had been accrued at April 30, 1997, were paid in July, 1997. The foregoing will result in increased future revenues for the Company, for accounting purposes. This increased revenue is not subject to future taxation. Following the previous receipt of funds from the PMC agreement and from the issuance of a convertible debenture in February and April, 1997, respectively, Aphton received a $10 million private placement from Smith Barney for common stock (at full Market value) in June, 1997, which was described in Aphton's 10-K filing to the SEC in July, 1997.

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

Item 3.   Defaults Upon Senior Securities.  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.   Other Information.  Not applicable.

Item 6.   Exhibits and Report on Form 8-K.

          a.     Exhibit Numbers
                 11.l Computation of net loss per common and common stock equivalent for the three and six months ended October 31, 1997 and 1996.

                 27.1   Financial Data Schedule

          b.     There were no reports on Form 8-K filed
                 during the quarter for which this report is filed.

                                                      Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.
                                                   Aphton Corporation
Date:  December 11, 1997                 By:      /s/ Philip C. Gevas
                                        ----------------------------------
                                                      Philip C. Gevas
                                                  Chairman, President and
                                                  Chief Executive Officer