Form 10-K/A
period 1997-04-30
APHTON CORP
filed 1997-12-29
CIK 840319

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

                           Commission File No. 0-19122
                                   -----------

                               APHTON CORPORATION
                                 P. O. Box 1049
                           Woodland, California 95776
                                  (530)666-5226
Incorporated in                                           I.R.S. Employer
California                                                Identification
                                                           No. 95-3640931

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

               Indicate by check mark if disclosure of delinquent
              filers pursuant to Item 405 of Regulation S-K is not
                                contained herein
            and will not be contained to the best of the registrant's
            knowledge, in definitive proxy or information statements
           incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

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

     Robert S. Basso--Director of the Company since February, 1988, has been a Director of the Company or of its now dissolved subsidiary, Aphton Development Corporation, since 1984. Mr. Basso has been President, Correspondent Services Corporation (CSC) since 1990. Formerly, Mr. Basso was President, Broadcort Capital Corporation and Managing Director, Merrill Lynch, Pierce, Fenner & Smith.
     William A. Hasler--In October, 1996 Mr. Hasler was elected Vice Chairman of the Company. Mr. Hasler has been a Director of the Company since October, 1991. Since 1991, Mr. Hasler has been the Dean of both the Graduate School and Undergraduate School of Business at the University of California, Berkeley. Dean Hasler was formerly Vice Chairman of KPMG Peat Marwick, responsible for management consulting worldwide. Dean Hasler is also a director of The Gap, Inc., Walker Interactive Systems, Tenera, Inc. and TCSI Corporation.

     Nicholas John Stathis, Esq.--Director of the Company since January, 1994. Mr. Stathis is retired from the law firm of White & Case, where he was of counsel from 1989 to 1993. Prior to that he was partner at Botein, Hays & Sklar, from 1984 to 1989. Previously, Mr. Stathis was a partner successively at Watson, Leavenworth, Kelton & Taggart and Hopgood, Calimafde, Kalil, Blaustein & Judlowe. Since 1954, Mr. Stathis has been engaged in the practice of all phases of patent, trademark, copyright and unfair competition law, including conduct of litigation and counseling of clients.

     Dov Michaeli, M.D. (University of California, San Francisco), Ph.D. (University of California, Berkeley)--Senior Vice President, Director of Medical Science. Dr. Michaeli joined Aphton as a senior member of the management team and was elected Vice President in 1989. Previously, Dr. Michaeli was a Professor for twenty years at the University of California, San Francisco (Departments of Biochemistry and Surgery). He has served as a member of Aphton's Scientific Advisory Board since 1988. He has thirty years of experience in scientific research and in clinical medicine. This experience includes extensive consulting on human clinical trials sponsored by drug companies. Dr. Michaeli has five patents and over fifty published articles and book chapters.

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

                          SUMMARY FINANCIAL INFORMATION
                    (In thousands except for per share data)

                              Year Ended April 30,

                              1997     1996     1995     1994     1993
                              ----     ----     ----     ----     ----
Statement of Operations Data:
Revenue                       $271     $438     $463      $62     $125
Net Loss                    (5,629)  (4,711)  (3,930)  (3,139)  (2,094)
Research & Development
Expenditures                 5,221    4,501    3,905    2,924    2,085
Net Loss per Share          $(0.44)  $(0.37)  $(0.32)  $(0.28)  $(0.20)
Weighted Average
Shares Outstanding          12,913   12,723   12,378   11,268   10,593

                              Year Ended April 30,

                              1997     1996     1995     1994     1993
                              ----     ----     ----     ----     ----
Balance Sheet Data:
Cash and Short-Term
   Cash Investments         $8,846   $8,169   $7,520  $11,157   $2,781
Total Assets                18,362    8,354    7,741   11,290    2,924
Total Liabilities           16,949    1,313      997      619      137
Accumulated Deficit        (25,399) (19,770) (15,059) (11,130)  (7,991)
Total Stockholders' Equity   2,511    7,041    6,744   10,671    2,787







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

The Financial Accounting Standards Board (FASB) has issued several new pronouncements, including Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial assets and Extinguishment of Liabilities" and SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," SFAS No. 128, "Earnings Per Share"; SFAS No. 129, "Disclosures of Information About Capital Structure"; SFAS No. 130, "Reporting Comprehensive Income"; and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These statements will be effective in various periods ending after April 30, 1997. The adoption of these standards is not expected to have a material effect on the Company's financial statements.

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

                         Liquidity and Capital Resources

The Company had financed its operations since inception through the sale of its equity securities and, to a lesser extent, operating revenues from R&D limited partnerships to conduct research and development. These funds provided the Company with the resources to acquire staff, construct its research and development facility, acquire capital equipment and to finance technology and product development, manufacturing and clinical trials. In February, 1997 Aphton signed an agreement with Pasteur Merieux Connaught ("PMC") (Rhone-Poulenc Group), a leader in medical science and research and the world's largest vaccine manufacturer and marketer, for a strategic alliance for all human cancer applications of Gastrimmune(TM), including stomach, colorectal, liver and pancreatic cancers. Under the terms of the twenty-year license and co-promotion agreement, Aphton will be responsible for product development, clinical trials and regulatory agency approvals, and PMC will be responsible for promotion, advertising, marketing, distribution and sales of Gastrimmune(TM) in the United States, Canada, Europe (including the C.I.S. countries) and Mexico. In addition, Aphton and PMC will enter into agreements providing for : (a) the supply of Gastrimmune(TM) from Aphton to PMC; and (b) the supply of certain components of Gastrimmune(TM) (as well as other Aphton products) from PMC to Aphton. PMC will fund the costs associated with product introduction, promotion, advertising and marketing throughout the territory covered by the agreement. Under the terms of the agreement, in addition to upfront consideration aggregating $10 million including $1 million cash and the unconditional supply commitment (of material suitable for human use) of $9 million, Aphton will receive the majority of the profits from sales of Gastrimmune(TM), with the balance of profits to be retained by PMC. The unconditional supply commitment is valued at a price agreed upon at the signing of the contract. The price agreed to is a conservative valuation below market value. The $10 million has been classified as a license payment and has been deferred and will be recognized for financial statement (accounting) purposes as revenue within the twenty-year period of the agreement, which began February 14, 1997. The revenue recognition will begin once regulatory agency approval to market the product has been received and will be recognized ratably over the remaining period of the contract, which ends February 13, 2017. The Company does not speculate on the timing of regulatory approvals. However, they are not likely to occur in less than two years and quite possibly may occur in more than two years. Under the agreement, PMC shall have the right to terminate upon one hundred eighty (180) days prior notice to Aphton, in the event that it determines, following completion of Phase III clinical trials of the Product (and receipt by PMC of the results and supporting data obtained in such trials), that for safety and efficacy reasons it does not wish to co-promote, market or sell the Product. In addition, either party may terminate the agreement by (a) mutual agreement, (b) for uncured material breach and (c) due to liquidation, insolvency , etc. Further, under the agreement, none of the aggregate $10 million consideration, either the cash or the Company's rights to the full $9 million in unconditional supply commitment, is refundable to PMC under any conditions. There is no provision under the agreement for the unconditional supply commitment, which is for supplies that are not readily available in the open market, to be satisfied by PMC with a cash payment. (The $10 million was recognized for tax purposes in the year ended April 30, 1997.) Discussions are continuing between PMC and Aphton for marketing rights to Gastrimmune(TM) in Japan and other Asian markets. In April 1997, the Company issued a $5,000,000 7% senior redeemable convertible debenture. Interest-only payments are due quarterly with the principle maturing in April, 2000. The interest may be paid in common stock, a combination of common stock or cash, or new debentures at the option of the Company. Up to 20% of the debenture is convertible into shares of common stock, at the option of the holder, from and after August 22, 1997 and in increasing increments such that 100% may be converted from and after November 10, 1997. The conversion price shall be equal to the lesser of $25.00 per share or 82% of the average closing bid price as reported by The Nasdaq National Market for the 5 consecutive trading days ending on the trading day immediately preceding the conversion date. The conversion rate increases when the Company's stock trades above $35.00 per share. Interest on such debt amounted to approximately $15,000 in fiscal 1997.

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

   Signatures             Title                                 Date

/s/PHILIP C. GEVAS
   ---------------
   PHILIP C. GEVAS        Chairman of the Board,            July 25, 1997
                          Chief Executive Officer, President
                          and Chief Financial Officer
/s/ROBERT S. BASSO
   ---------------
   ROBERT S. BASSO        Director                          July 25, 1997

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


                            COOPERS & LYBRAND L.L.P.




Honolulu, Hawaii
July 18, 1997








                               APHTON CORPORATION

                    Balance Sheets - April 30, 1997 and 1996


                                                 1997                   1996

                                     Assets

Current assets:
Cash and short-term
cash investments (Note 10)                  $8,845,739             $8,169,368
Other assets (including current
  portion of the unconditional
  supply agreement)                            308,920                 52,534
                                             ---------              ---------
   Total current assets                      9,154,659              8,221,902

Equipment and improvements, at cost,
   net of accumulated depreciation
   and amortization                            216,123                132,303
Unconditional supply commitment              8,991,000                     --
                                             ---------              ---------
Total assets                               $18,361,782             $8,354,205
                                           ===========             ==========

                      Liabilities and Stockholders' Equity

Liabilities:
Current liabilities:
Accounts payable and other                  $1,948,827             $1,312,784
                                             ---------              ---------
Total current liabilities                    1,948,827              1,312,784

Convertible debenture                        3,902,440                     --
Deferred revenue                            10,000,000                     --
                                            ----------             ----------
Total liabilities                           15,851,267              1,312,784
                                            ----------             ----------

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
                                        =========      =========     =========

Reconciliation of net loss to net cash
   used in operating activities

Net loss                              $(5,628,966)   $(4,710,933)  $(3,929,709)
Adjustments to reconcile net
loss to net cash used in
operating activities:

Depreciation and amortization              67,529         52,780        47,073

Changes in -
Other current assets                       40,114         24,098       (43,119)

Cash receipt treated
as deferred revenue                     1,000,000             -             -

Accounts payable and
  other current liabilities               636,043        316,255       377,596
                                        ---------       --------      --------
Net cash used in operating activities:$(3,885,280)   $(4,317,800)  $(3,548,159)
                                        =========      =========     =========

Schedule of non-cash activities:
Unconditional supply commitment        (9,000,000)           -              -
Deferred revenue                        9,000,000            -              -

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

Unconditional Supply Commitment -
     Unconditional supply commitment represents $9,000,000 in an unconditional, non-refundable supply commitment of materials suitable for human use. (See
     Note 3.) In compliance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," it is the Company's policy to review the current market prices of the supplies to assure that they remain above the stated contract price of the materials and that the right to receive the supplies remains unimpaired. The Company does not believe there is any current impairment of the unconditional supply agreement.

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

New Accounting Pronouncements-
    The Financial Accounting Standards Board (FASB) has issued several new pronouncements, including Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial assets and Extinguishment of Liabilities," SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," SFAS No. 128, "Earnings Per Share"; SFAS No. 129,"Disclosures of Information About Capital Structure"; SFAS No. 130, "Reporting Comprehensive Income"; and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These statements will be effective in various periods ending after April 30, 1997. The adoption of these standards is not expected to have a material effect on the Company's financial statements.


3.       License and Co-Promotion Agreement
    In February, 1997 Aphton signed an agreement with Pasteur Merieux Connaught ("PMC") (Rhone-Poulenc Group), a leader in medical science and research and the world's largest vaccine manufacturer and marketer, for a strategic alliance for all human cancer applications of Gastrimmune(TM), including stomach, colorectal, liver and pancreatic cancers. Under the terms of the twenty-year license and co-promotion agreement, Aphton will be responsible for product development, clinical trials and regulatory agency approvals, and PMC will be responsible for promotion, advertising, marketing, distribution and sales of Gastrimmune(TM) in the United States, Canada, Europe (including the C.I.S. countries) and Mexico. In addition, Aphton and PMC will enter into agreements providing for : (a) the supply of Gastrimmune(TM) from Aphton to PMC; and (b) the supply of certain components of Gastrimmune(TM) (as well as other Aphton products) from PMC to Aphton. PMC will fund the costs associated with product introduction, promotion, advertising and marketing throughout the territory covered by the agreement. Under the terms of the agreement, in addition to upfront consideration aggregating $10 million including $1 million cash and the unconditional supply commitment (of material suitable for human use) of $9 million, Aphton will receive the majority of the profits from sales of Gastrimmune(TM), with the balance of profits to be retained by PMC. The unconditional supply commitment is valued at a price agreed upon at the signing of the contract. The price agreed to is a conservative valuation below market value. The $10 million has been classified as a license payment and has been deferred and will be recognized for financial statement (accounting) purposes as revenue within the twenty-year period of the agreement, which began February 14, 1997. The revenue recognition will begin once regulatory agency approval to market the product has been received and will be recognized ratably over the remaining period of the contract, which ends February 13, 2017. The Company does not speculate on the timing of regulatory approvals. However, they are not likely to occur in less than two years and quite possibly may occur in more than two years. Under the agreement, PMC shall have the right to terminate upon one hundred eighty (180) days prior notice to Aphton, in the event that it determines, following completion of Phase III clinical trials of the Product (and receipt by PMC of the results and supporting data obtained in such trials), that for safety and efficacy reasons it does not wish to co-promote, market or sell the Product. In addition, either party may terminate the agreement by (a) mutual agreement, (b) for uncured material breach and (c) due to liquidation, insolvency , etc. Further, under the agreement, none of the aggregate $10 million consideration, either the cash or the Company's rights to the full $9 million in unconditional supply commitment, is refundable to PMC under any conditions. There is no provision under the agreement for the unconditional supply commitment, which is for supplies that are not readily available in the open market, to be satisfied by PMC with a cash payment. (The $10 million was recognized for tax purposes in the year ended April 30, 1997.) Discussions are continuing between PMC and Aphton for marketing rights to Gastrimmune(TM) in Japan and other Asian markets.

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

6.       Senior Redeemable Convertible Debenture
In April 1997, the Company issued a $5,000,000 7% senior redeemable convertible debenture. Interest-only payments are due quarterly with the principle maturing in April, 2000. The interest may be paid in common stock, a combination of common stock or cash, or new debentures at the option of the Company. Up to 20% of the debenture is convertible into shares of common stock, at the option of the holder, from and after August 22, 1997 and in increasing increments such that 100% may be converted from and after November 10, 1997. The conversion price shall be equal to the lesser of $25.00 per share or 82% of the average closing bid price as reported by The Nasdaq National Market for the 5 consecutive trading days ending on the trading day immediately preceding the conversion date. The conversion rate increases when the Company's stock trades above $35.00 per share. For financial reporting purposes, $1,097,560 of the proceeds was allocated to the conversion feature of the debt and recorded as additional paid-in-capital. The value of the conversion feature is based on the Company's stock market price at the date of issuance, less an 18% discount. As a result, the convertible debt instrument of $5,000,000 was recorded net of discount equal to the conversion feature which increases the effective interest rate of the debt. Accordingly, beginning on the date of issuance, the discount is being charged to interest expense on a pro rata basis using the effective interest method as the security becomes convertible. The effective interest rate on this debenture is approximately 52%. Interest on such debt amounted to approximately $15,000 in fiscal 1997. Under generally accepted accounting principles the conversion feature of the $5,000,000 debenture, which was calculated to be $1,097,560, is a discount to the debenture and is being amortized to interest expense through November 10, 1997 which is the time period the conversion is expected to occur. The Company expects to pay any actual interest expense in shares of common stock and the discount of $1,097,560 is a non-cash expense.


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


Purchase Warrants -
    Each warrant described below is exercisable for one share of common stock and is subject to the restrictive holding requirements of SEC Rule 144. All warrants exercised from inception of the Company have been from warrants issued prior to April 30, 1991. Warrants are granted periodically and are not part of a formal plan.

The Financial   Accounting   Standards  Board  issued   Statement  of  Financial
    Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," in October, 1995. Under SFAS No. 123, companies can either continue to account for stock compensation plans pursuant to existing accounting standards or elect to expense the value derived from using an option pricing model such as Black-Scholes. Aphton Corporation will continue to apply existing accounting standards. However, SFAS No. 123 requires disclosure of pro forma net income and earnings per share as if the Company had adopted the expensing provisions of SFAS No. 123. Based on Black-Scholes values, for the year ended April 30, 1997, the pro forma net loss would be $6,011,431 and the pro forma loss per common share would be $.47. There were no warrants issued in the year ended April 30, 1996 for employee compensation. Warrants issued in the year ended April 30, 1996 were issued in conjunction with a private placement of stock.

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

                               APHTON CORPORATION
                    Pro Forma Balance Sheets - April 30, 1997
       Giving Effect to the $10,000,000 Private Placement of Common Stock

                                                Actual   Effect of   Pro Forma
                                                 1997   Transaction     1997
                                     Assets
Current assets:
Cash and short-term cash investments        $8,845,739 $10,010,000 $18,855,739
Other assets (including current
  portion of the unconditional
  supply agreement)                            308,920                 308,920
                                             ---------  ----------  ----------
Total current assets                         9,154,659  10,010,000  19,164,659
Equipment and improvements, at cost,
   net of accumulated depreciation
   and amortization                            216,123                 216,123
Unconditional supply commitment              8,991,000               8,991,000
                                           -----------  ----------  ----------
Total assets                               $18,361,782 $10,010,000 $28,371,782
                                           ===========  ==========  ==========

                      Liabilities and Stockholders' Equity

Liabilities:
Current liabilities:
Accounts payable and other                  $1,948,827             $1,948,827
                                             ---------              ---------
Total current liabilities                    1,948,827              1,948,827
Convertible debenture                        3,902,440              3,902,440
Deferred revenue                            10,000,000             10,000,000
                                            ----------             ----------
Total liabilities                           15,851,267             15,851,267
                                            ----------             ----------

Commitment

Stockholders' Equity:
Common stock, no par value -
Authorized:  20,000,000 shares
Issued and outstanding:
  12,913,149 shares at April 30, 1997
  715,000 additional pro forma shares       26,665,091 $10,010,000 36,675,091
Additional paid in capital                   1,097,560              1,097,560
Purchase warrants                              147,004                147,004
Accumulated deficit                        (25,399,140)           (25,399,140)
                                            ----------  ---------- ----------
Total stockholders' equity                   2,510,515  10,010,000 12,520,515
                                             ---------  ---------- ----------
Total liabilities and stockholders' equity $18,361,782 $10,010,000$28,371,782
                                            ==========  ========== ==========


11.      Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments," requires that the company disclose estimated fair values for its financial instruments. The carrying amounts of cash and short-term cash investments and the recorded cost of the senior redeemable convertible debenture approximate fair value.