Form 10-K/A
period 1997-04-30
APHTON CORP
filed 1998-05-01
CIK 840319

----------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K\A
(MARK ONE)
               ( ) Annual Report Pursuant to Section 13 or 15(d)
            of the Securities and Exchange Act of 1934 (Fee Required)
                    For the Fiscal Year Ended April 30, 1997

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

               Indicate by check mark if disclosure of delinquent
              filers pursuant to Item 405 of Regulation S-K is not
                                contained herein
            and will not be contained to the best of the registrant's
            knowledge, in definitive proxy or information statements
           incorporated by reference in Part III of this Form 10-K\A or any amendment to this Form 10-K\A. (X)

                       Documents Incorporated by Reference

     Document                                             Part of Form 10-K/A
Proxy Statement for the Annual                                  Part III
    Meeting of Stockholders

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

                         Liquidity and Capital Resources
     The Company had financed its operations since inception through the sale of its equity securities and, to a lesser extent, operating revenues from R&D limited partnerships to conduct research and development. These funds provided the Company with the resources to acquire staff, construct its research and development facility, acquire capital equipment and to finance technology and product development, manufacturing and clinical trials. In April 1997, the Company issued a $5,000,000 7% senior redeemable convertible debenture. Interest-only payments are due quarterly with the principle maturing in April, 2000. The interest may be paid in common stock, a combination of common stock or cash, or new debentures at the option of the Company. Up to 20% of the debenture is convertible into shares of common stock, at the option of the holder, from and after August 22, 1997 and in increasing increments such that 100% may be converted from and after November 10, 1997. The conversion price shall be equal to the lesser of $25.00 per share or 82% of the average closing bid price as reported by The Nasdaq National Market for the 5 consecutive trading days ending on the trading day immediately preceding the conversion date. The conversion rate increases when the Company's stock trades above $35.00 per share. Interest on such debt amounted to approximately $15,000 in fiscal 1997. The recorded cost of the debenture, at April, 30, 1997, approximates market value.

On February 14, 1997 Aphton signed an agreement with Pasteur Merieux Connaught ("PMC") (Rhone-Poulenc Group), a leader in medical science and research and the world's largest vaccine manufacturer and marketer, for a strategic alliance for all human cancer applications of the Company's product Gastrimmune(TM) including stomach, colorectal, liver and pancreatic cancers. Under the terms of the twenty-year license and co-promotion agreement, Aphton will be responsible for product development, clinical trials and regulatory agency approvals, and PMC will be responsible for promotion, advertising, marketing, distribution and sales of Gastrimmune(TM) in the United States, Canada, Europe (including the C.I.S. countries) and Mexico. In addition, Aphton and PMC will enter into agreements providing for: (a) the supply of Gastrimmune(TM) from Aphton to PMC; and (b) the supply of certain components of Gastrimmune(TM) (as well as other Aphton products) from PMC to Aphton. PMC will fund the costs associated with product introduction, promotion, advertising and marketing throughout the territory covered by the agreement. Under the terms of the agreement, in addition to upfront consideration aggregating $10 million including $1 million cash and the supply commitment (of material suitable for human use) of $9 million, Aphton will receive the majority of the profits from sales of Gastrimmune(TM) with the balance of profits to be retained by PMC.

The supply commitment of materials suitable for human use consists of Diphtheria Toxoid and/or Tetanus Toxoid. Aphton may use some or all of the unconditional supply commitment in the Product under development with PMC or Aphton may use some or all of the supply commitment on other current product lines or on Research and Development. The supply commitment of material suitable for human use is not readily obtained on the open market in such large quantities. By comparison to lower quality material available in smaller quantities management estimates that the market value of the supplies is substantially greater than the carrying value of $9 million, if they could be obtained. The carrying value of $9 million is based on the negotiated License Fee. The amount of material to be received for the $9 million is based on negotiated per unit costs, which are well below the per unit costs of lower quality materials available in smaller quantities.

The $10 million upfront consideration has been classified as a license payment and has been deferred and will be recognized for financial statement (accounting) purposes as revenue within the twenty-year period of the agreement. The revenue recognition will begin once regulatory agency approval to market the product has been received and will be recognized ratably over the remaining period of the contract, which ends February 13, 2017. The Company does not speculate on the timing of regulatory approvals. However, they are not likely to occur in less than two years and quite possibly may occur in more than two years. Under the agreement, PMC shall have the right to terminate upon one hundred eighty (180) days prior notice to Aphton, in the event that it determines, following completion of Phase III clinical trials of the Product (and receipt by PMC of the results and supporting data obtained in such trials), that for safety and efficacy reasons it does not wish to co-promote, market or sell the Product. In addition, either party may terminate the agreement by (a) mutual agreement, (b) for uncured material breach and (c) due to liquidation, insolvency, etc. Further, under the agreement, none of the aggregate $10 million consideration, either the cash or the Company's rights to the full $9 million in unconditional supply commitment, is refundable to PMC under any conditions. There is no provision under the agreement for the unconditional supply commitment to be satisfied by PMC with a cash payment. (The $10 million license payment was recognized for tax purposes in the year ended April 30, 1997.) Discussions are continuing between PMC and Aphton for marketing rights to Gastrimmune(TM) in Japan and other Asian markets.

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

Impairment of the unconditional supply commitment -
    As discussed in Note 3, the Company has the unconditional right to receive supplies aggregating $9 million from PMC. The Company's policy is to review the current market prices of available supplies, if any, to assure that they remain above the stated PMC contract price of the materials and that the right to receive the supplies remains unimpaired. PMC is one of the largest pharmaceutical vaccine manufacturers in the world. The Company monitors the financial performance of PMC to assure that they will continue to be able to perform under the contract, wherein the special order supplies are to be provided from supplies manufactured by PMC in large quantities and sold to many customers, including the U.S. Government, as part of PMC's basic franchise (business). The contract allows for inflation based increases in the per unit costs of the supplies which the Company and PMC believes are sufficient to assure that there will be no future financial hardship incurred by PMC in the execution of the agreement.

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


3.       License and Co-Promotion Agreement
 On February 14, 1997 Aphton signed an agreement with Pasteur Merieux Connaught ("PMC") (Rhone-Poulenc Group), a leader in medical science and research and the world's largest vaccine manufacturer and marketer, for a strategic alliance for all human cancer applications of the Company's product Gastrimmune(TM) including stomach, colorectal, liver and pancreatic cancers. Under the terms of the twenty-year license and co-promotion agreement, Aphton will be responsible for product development, clinical trials and regulatory agency approvals, and PMC will be responsible for promotion, advertising, marketing, distribution and sales of Gastrimmune(TM) in the United States, Canada, Europe (including the C.I.S. countries) and Mexico. In addition, Aphton and PMC will enter into agreements providing for: (a) the supply of Gastrimmune(TM) from Aphton to PMC; and (b) the supply of certain components of Gastrimmune(TM) (as well as other Aphton products) from PMC to Aphton. PMC will fund the costs associated with product introduction, promotion, advertising and marketing throughout the territory covered by the agreement. Under the terms of the agreement, in addition to upfront consideration aggregating $10 million including $1 million cash and the supply commitment (of material suitable for human use) of $9 million, Aphton will receive the majority of the profits from sales of Gastrimmune(TM) with the balance of profits to be retained by PMC.

The supply commitment of materials suitable for human use consists of Diphtheria Toxoid and/or Tetanus Toxoid. Aphton may use some or all of the unconditional supply commitment in the Product under development with PMC or Aphton may use some or all of the supply commitment on other current product lines or on Research and Development. The supply commitment of material suitable for human use is not readily obtained on the open market in such large quantities. By comparison to lower quality material available in smaller quantities management estimates that the market value of the supplies is substantially greater than the carrying value of $9 million, if they could be obtained. The carrying value of $9 million is based on the negotiated License Fee. The amount of material to be received for the $9 million is based on negotiated per unit costs, which are well below the per unit costs of lower quality materials available in smaller quantities.

The $10 million upfront consideration has been classified as a license payment and has been deferred and will be recognized for financial statement (accounting) purposes as revenue within the twenty-year period of the agreement. The revenue recognition will begin once regulatory agency approval to market the product has been received and will be recognized ratably over the remaining period of the contract, which ends February 13, 2017. The Company does not speculate on the timing of regulatory approvals. However, they are not likely to occur in less than two years and quite possibly may occur in more than two years. Under the agreement, PMC shall have the right to terminate upon one hundred eighty (180) days prior notice to Aphton, in the event that it determines, following completion of Phase III clinical trials of the Product (and receipt by PMC of the results and supporting data obtained in such trials), that for safety and efficacy reasons it does not wish to co-promote, market or sell the Product. In addition, either party may terminate the agreement by (a) mutual agreement, (b) for uncured material breach and (c) due to liquidation, insolvency, etc. Further, under the agreement, none of the aggregate $10 million consideration, either the cash or the Company's rights to the full $9 million in unconditional supply commitment, is refundable to PMC under any conditions. There is no provision under the agreement for the unconditional supply commitment to be satisfied by PMC with a cash payment. (The $10 million license payment was recognized for tax purposes in the year ended April 30, 1997.) Discussions are continuing between PMC and Aphton for marketing rights to Gastrimmune(TM) in Japan and other Asian markets.

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