Form 10-Q/A
period 1997-07-31
APHTON CORP
filed 1998-05-01
CIK 840319

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

                               APHTON CORPORATION
                Balance Sheets - July 31, 1997 and April 30, 1997

                                             July 31,           April 30,
                                               1997               1997
                                     Assets

Cash and short-term cash investments      $17,182,930          $8,845,739
Other assets (including current portion
  of unconditional supply commitment)         176,027             308,920
                                          -----------          ----------
         Total current assets              17,358,957           9,154,659
Special order supplies receivable           8,991,000           8,991,000
Equipment and improvements,at cost,
 net of accumulated depreciation              211,760             216,123
Other assets                                  167,027             299,920
                                           ----------          ----------
     Total assets                         $26,561,717         $18,361,782
                                           ==========          ==========
                      Liabilities and Stockholders' Equity

Liabilities:
Current liabilities:
     Accounts payable and other            $1,662,882          $1,948,827
                                           ----------          ----------
     Total current liabilities              1,662,882           1,948,827
     Convertible debenture                  4,570,124           3,902,440
     Deferred revenue                      10,000,000          10,000,000
                                           ----------          ----------
         Total liabilities                 16,233,006          15,851,267

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