Form 10-Q/A
period 1997-10-31
APHTON CORP
filed 1998-05-01
CIK 840319

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

                               APHTON CORPORATION
              Balance Sheets - October 31, 1997 and April 30, 1997

                                                 October 31,          April 30,
                                                    1997               1997
                                     Assets

Cash and short-term cash investments           $15,760,897           $8,845,739
Other assets (including current portion
  of unconditional supply commitment)              206,027              308,920
                                               -----------           ----------
         Total current assets                   15,966,924            9,154,659
Special order supplies receivable                8,970,000            8,991,000
Equipment and improvements, at cost,
  net of accumulated depreciation
  and amortization                                 193,975              216,123
Other assets                                       157,893              299,920
                                                ------------        -----------
       Total assets                            $25,112,765          $18,361,782
                                               ===========          ===========
                      Liabilities and Stockholders' Equity

Liabilities:
Current liabilities:
     Accounts payable and other                 $1,751,798           $1,948,827
                                                ----------           ----------
   Total current liabilities                     1,751,798            1,948,827

     Convertible debenture                       3,553,000            3,902,440
     Deferred revenue                           10,000,000           10,000,000
                                               -----------           ----------
         Total liabilities                      15,304,798           15,851,267
                                                ----------           ----------

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