Form 10-K
period 1998-01-31
APHTON CORP
filed 1998-05-01
CIK 840319

----------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
                                   (MARK ONE)
                ( ) Annual Report Pursuant to Section 13 or 15(d)
            of the Securities and Exchange Act of 1934 (Fee Required)
                   For the Fiscal Year Ended January 31, 1998

                                       Or

              ( ) Transition Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 (No Fee Required)
                  For the transition period from _____ to _____

                           Commission File No. 0-19122
                                   -----------

                               APHTON CORPORATION
                        444 Brickell Avenue, Suite 51-507
                            Miami, Florida 33131-2492
                                 (305) 374-7338
Incorporated in                                             I.R.S. Employer
Delaware                                                    Identification
                                                            No. 95-3640931

               Securities Registered pursuant to Section 12(g) of
                                    the Act:

                         Common Stock ($.001 par value)
                             ----------------------
                               Title of Each Class

               Number of shares of Common Stock ($.001 par value)
                 Outstanding as of February 28, 1998: 14,191,217

                Aggregate market value of Common Stock ($.001 par
                    value) held by non-affiliates on February
                                    28, 1998
         based on the last sale price on February 27, 1998: $144,177,612

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

                       Documents Incorporated by Reference

                        Document                      Part of Form 10-K
             Proxy Statement for the Annual                Part III
                 Meeting of Stockholders

                                                      PART I

Item 1.  Business
                                                    The Company

Aphton Corporation is a biopharmaceutical company developing products using its innovative vaccine-like technology for neutralizing hormones that participate in gastrointestinal system and reproductive system cancer and non-cancer diseases; and the prevention of pregnancy. Aphton has strategic alliances with Pasteur Merieux Connaught (Rhone-Poulenc Group), Schering Plough Animal Health and the World Health Organization (WHO). Aphton's Web page, describing the company, its technology, products, strategic alliances, news releases and reports of independent research analysts, can be visited at: www.aphton.com.

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


                                                Results and Status
Safety / Dose Ranging
Aphton successfully completed both the safety and dose-ranging phases of its Phase I/II clinical trial with its immunotherapeutic product Gastrimmune(TM) with terminal cancer patients. Aphton demonstrated, during the dose-ranging phase, that Gastrimmune(TM) is very potent, inducing large antibody responses in terminally ill patients whose colon cancer had not only metastasized to the liver, but were considered "end-Stage".

Survival
In January of 1998, Aphton announced increased survival results, which were statistically significant, from a comparative analysis of its Phase I/II clinical trials in which Aphton's anti-gastrin therapeutic vaccine Gastrimmune(TM) was administered to patients with end-stage colorectal cancer ("advanced" Dukes D). The study was carried out at the Queens Medical Center, University of Nottingham, UK. The group treated with Gastrimmune(TM) (the treatment group) had 40 evaluable patients. The comparative placebo group was from a parallel study at the same medical center, with the same principal investigator as the Aphton study, carried out under the auspices of the Cancer Research Campaign (CRC), a leading cancer research organization in the UK. The placebo group from the CRC study had 77 evaluable patients, also with end-stage colorectal cancer.

The treatment group and the placebo group had similar inclusion and exclusion criteria. The treatment group had a higher proportion of patients with liver metastases (87.5% treatment group vs. 65.0% placebo group) and a similar incidence of lung metastases (22.5% treatment group vs. 26.0% placebo group). A larger proportion of patients in the placebo group had received adjuvant chemotherapy (16.9% placebo group vs. 7.5% treatment group) or chemotherapy for advanced disease (27.2% placebo group vs. 17.5% treatment group), prior to entry into the trial. Both the lower rate of liver metastases and the higher proportion of antecedent chemotherapy in the placebo group, tended to confer on the placebo group an expected, or theoretical, "survival advantage" over the treatment group.

Results: The patients immunized with Gastrimmune(TM) had a median survival of 338 days vs. 184 days for the placebo group. The increased survival in the Gastrimmune(TM) group was statistically significant both by univariate analysis, with p=0.046 and by multivariate analysis, with p=0.026.

Aphton's  Chief  Medical  Officer  spoke for the  Company  when he said:  "These
statistically  significant  survival  results  with  Gastrimmune(TM),   in  such
terminally ill patients, are very encouraging".

Aphton's Phase III trial program encompasses the above gastrointestinal system cancers. Since all of these are stimulated by gastrin, Aphton could and did select stomach cancer as the first indication for which regulatory approval will be sought, because: (a) survival time, the "end point," is short relative to colon cancer (the patients selected in Phase I/II); (b) trial costs are relatively low; (c) there is no current effective therapy; (d) the number of patients, worldwide, is in the millions.

In 1997 Aphton  signed an  agreement  with  Pasteur  Merieux  Connaught  ("PMC")
(Rhone-Poulenc Group), for a strategic alliance for all human cancer applications of Gastrimmune(TM), including stomach, colorectal, liver, esophageal and pancreatic cancers. Under the terms of the twenty-year agreement, Aphton is responsible for product development, clinical trials and regulatory agency approvals, and PMC is responsible for and will fund the promotion, advertising, marketing, distribution and sales of Gastrimmune(TM) in North America, Mexico and Europe. In addition, Aphton and PMC have entered and will enter into further agreements providing for the supply of certain components of Gastrimmune(TM) (as well as other Aphton products) from PMC to Aphton. Discussions are continuing between PMC and Aphton for marketing rights to Gastrimmune(TM) in Japan and elsewhere in Asia.

During the past year Aphton, together with its collaborating teams of leading scientific researchers from universities in the UK, Canada and the US, presented and published papers in international, peer-reviewed journals. Perhaps most important to note in the context of Aphton's current clinical trial programs, some of these papers demonstrated the central role that gastrin plays in: (a) both gastrointestinal system cancers and in the genesis and progression of such cancers; and (b) the ability of Aphton's product Gastrimmune(TM) to elicit antibodies in the patient which block gastrin, inhibit tumor growth and increase survival.

In August, 1997, Aphton announced that it formed an exclusive worldwide strategic alliance with Schering-Plough Animal Health for the development, clinical testing, manufacturing and marketing of Aphton's proprietary anti-gastrin 17 immunogen, a veterinary product, that reduces stomach acid. Equine ulcers was selected as the first indication to be pursued. Under the terms of the agreement, Schering-Plough Animal Health will work closely with Aphton's scientists and management to bring the anti-gastrin 17 immunogen to market. Schering-Plough is responsible for all capital costs and financial requirements, product development, clinical trials and marketing for each animal health indication. Schering-Plough Animal Health and Aphton will share in all product profits.

In November, 1997, Aphton Corporation announced that it was issued a US Patent relating to Aphton's anti-Gonadotropin Releasing Hormone (GnRH) product Gonadimmune(TM), for the therapeutic treatment of prostate cancer, breast cancer, endometrial cancer and endometriosis. Gonadimmune(TM) induces antibodies in the patient which neutralize (or block) GnRH. This, in turn, shuts down the production of estrogen and testosterone in the gonads (a biological blocking which is reversible in males and females). Estrogen fuels the growth of breast cancer and testosterone fuels prostate cancer, both primary and metastatic (spread) in each cancer. It has been known for decades that biological blockage, like physical castration, is efficacious in the treatment of prostate and breast cancers. Gonadimmune(TM), induces such biological blockage.

Gonadimmune(TM) has successfully completed the toxicology testing (safety) required for human use, having previously completed extensive and successful preclinical animal testing (safety and efficacy). These efficacy tests, which compared Gonadimmune(TM) to therapeutic drugs currently used in humans, were reported upon in the scientific literature and met or exceeded all of Aphton's expectations. Aphton plans to initiate Phase I/II clinical trials with patients with breast cancer, prostate cancer and also patients with other diseases, as well. The timing will depend upon the results of the negotiations now underway with major drug companies for a strategic alliance for Gonadimmune(TM). These negotiations rely significantly on the patent which issued to Aphton in November, 1997, in addition to the product development at Aphton which preceded it.

It is also known that biological blockage of GnRH renders males and females infertile. Aphton's product for companion pets and food animals is the subject of a possible strategic alliance with a major drug company. Aphton has exclusive manufacturing, distribution and sales rights for an immunocontraceptive product which also utilizes vaccine-like technology. Aphton is collaborating with the World Health Organization (WHO) on the clinical development of the product. This product will be sold, when approved, worldwide in both the developed and the developing countries and will confer protective immunity and prevent pregnancy.

Aphton's strengths include its innovative technology and products which specifically neutralize, or block, hormones in a novel manner, providing significant benefits and advantages over conventional drugs (blockers), some of which have severe disadvantages. Aphton's products, of course, must proceed successfully through the clinical trials and regulatory process in the same manner as many newly discovered drugs whose mode of action have not been demonstrated previously to be clinically effective in humans. However, Aphton believes that employing a strategy of therapeutic approach that has been proven effective in humans significantly reduces risk and enhances the likelihood of: clinical trials success; obtaining regulatory agency approval; achieving commercial success in the market place; and, benefiting large number of patients suffering from these serious diseases.

In view of the foregoing, Aphton believes that its crucial task, in addition to proper planning and execution during clinical trials, is to demonstrate in human trials that each product induces the patient's immune system to neutralize, or block, its targeted hormone. Aphton believes that therapeutic efficacy should then follow and be demonstrated in the pivotal Phase III trials, given the history of success and efficacy for hormone therapy in humans, in which the targeted hormone is blocked.

                                               Technical Background

Aphton has developed an innovative technology to create immunogens, which are vaccine-like products. They harness and direct the body's immune system to generate antibodies which bind to specific peptide portions of the administered immunogen. These antibodies cross-react (bind) with targeted "self" molecules, such as hormones, when they encounter that portion of the hormone which is similar to the peptide portion of the administered immunogen. Because diseases involving hormones are not pathogen (microorganism) driven, they have not been viewed traditionally as being susceptible to treatment using the body's immune system. Instead, the traditional pharmaceutical industry approach to controlling these diseases has been to treat them with synthetic drugs. Unfortunately, these drugs typically must be administered in relatively large quantities and on a daily or more frequent basis, giving rise to patient compliance problems, and often have adverse side effects. In contrast, Aphton's immunogens create a strong antibody response from the patient's own immune system (which effectively becomes a "drug factory") and have a more potent and longer-lasting therapeutic effect. Aphton's technology enables it to specifically target a small sequence within the hormone to be neutralized, in order to achieve a specific desired biological and physiological response. This approach directs all of the immunogen-induced antibodies to the targeted hormone sequence, and at the same time: minimizes the possibility of undesired physiological consequences through cross-reactivity of the immunogen with any self molecule or portion thereof, other than the specifically-targeted hormone sequence; and avoids the possibility of autoimmune disease where the antibody production is not "turned off." This is because the antibody production can only be "turned on and kept on" in the presence of the "carrier" portion of the immunogen (see below). Indeed, without a "booster shot" of the immunogen, the antibodies wane(diminish) and are cleared by the body, over time. Aphton's products may be administered in much smaller dosages and on a much less frequent basis than pharmaceutical drugs; typically twice a year. This virtually eliminates the problem of patient compliance, which is associated with pharmaceutical drugs.

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

                                                Strategic Alliances

During the previous year, discussions with potential strategic allies (corporate partners) culminated in the above discussed agreement with Pasteur Merieux Connaught (Rhone-Poulenc Group) for all human cancer applications of Gastrimmune(TM).

Also, during the previous year, discussions with one or more drug companies for animal healthcare applications for both Gonadimmune(TM) and Gastrimmune(TM) cleared the scientific hurdles (due diligence).

During the past year, discussions on commercial terms and considerations culminated in the above discussed agreement with Schering-Plough Animal Health Division for all animal applications of Gastrimmune(TM).

During the past year, discussions with potential strategic allies (corporate partners) proceeded beyond exploratory discussions and cleared the hurdle of scientific due diligence considerations. Discussions are now in final stages regarding the commercial terms and considerations of a possible agreement.

In January, 1995, Aphton announced a major relationship with the World Health Organization(WHO), for the immunocontraceptive product, also discussed above.

                                            Manufacturing and Marketing

Absent or together with a strategic alliance or corporate partnering relationship (such as those with Pasteur Merieux Connaught and Schering-Plough) which may impact on the following, Aphton plans to commercialize its products by executing long-term contracts with third parties, including major pharmaceutical companies, to manufacture its products and by contracting with similar drug companies to market, sell and distribute its products.

The contract manufacturing approach takes advantage of the large and available manufacturing resources of pharmaceutical industry companies. Aphton has contracted with drug manufacturing sources which have provided Aphton's immunogens for toxicology studies and clinical trials. Aphton's contract marketing, distribution and sales strategy, as exemplified by the Pasteur Merieux Connaught and Schering-Plough Animal Health agreements, similarly takes advantage of the large and effective sales forces of the major pharmaceutical companies. Aphton's capital formation, personnel and plant and equipment requirements, together with associated risks, are clearly greatly reduced by such a commercialization strategy. This significantly enhances Aphton's ability to achieve rapid market penetration and growth and to exploit the benefits of the patent life of its products.

It should be noted that contract manufacturing and contract marketing differ significantly from the normal "licensing" of products to third parties. In the former, Aphton can retain a significantly larger degree of control, share of profits and thus earnings. Under typical licensing (with royalty payments which are generally a small percentage of sales), the opposite would be the case. By avoiding the industry norm of "corporate partnering" with drug companies in its earlier development stages, and by both undertaking and overcoming the associated risks, Aphton has earned and retained its options and the ability to optimally carry out its commercialization approach. This strategy was successfully validated with Aphton's agreements with Pasteur Merieux Connaught and Schering-Plough Animal Health.

                                             Patents and Trade Secrets

Proprietary protection for Aphton's products is central to the Company's business. Aphton's policy is to protect its technology by, among other things, filing patent applications in worldwide markets of interest for products which it considers important and intends to market. In that regard, Aphton has filed patent applications and has continued to receive patents for its products, both domestic and foreign. Additional patent applications are in preparation or being filed or are pending in the U.S. and in other countries. Aphton intends to continue filing additional patent applications relating to its products and, when appropriate, improvements in its technology and other specific products that it develops.

                                                    Regulation

Government regulation in the U.S. and other countries is a significant factor in the development and marketing of all of the Company's products and in the Company's ongoing research and development activities. International regulations governing human clinical studies can vary widely, depending on the specific country. In particular, regulatory approvals in certain countries, including countries in the European Union with a combined population larger than that of the U.S., often result in more rapid product approvals than in the U.S. Aphton will conduct trials with some of its products commencing in the UK (where much of the data is expected to be readily acceptable in the U.S., given the high standards of medicine and clinical trials monitoring in the UK), in addition to conducting trials in the U.S. and elsewhere in the world, if, and as, required or advantageous. Regulatory approval, of course, is required for marketing a product in the U.S. and other countries.

Clinical trials of new drugs for non-"life-threatening" diseases are typically conducted in three sequential phases. Phase I studies typically test the product for safety tolerance. Phase II studies involve limited trials to determine the optimal dose and frequency of administration and an indication of efficacy for defined indications. When the product has been found safe and shows promise of efficacy, further (pivotal) trials are undertaken in Phase III to fully evaluate clinical efficacy and to test further for safety using a large number of patients at geographically diverse medical centers.

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

William A. Hasler                           Vice Chairman of the Board of
                                            Directors and Chairman of
                                            Audit Committee

Robert S. Basso                             Chairman of Compensation Committee
                                            and Director

Nicholas John Stathis, Esq.                 Director

Dov Michaeli, M.D., Ph.D.                   Senior Vice President,
                                            Director of Medical Science
                                            and Chief Medical Officer

Paul Broome, MB., Ch.B., MFPM               Vice President and Medical Director,
                                            Clinical Trials and
                                            Regulatory Affairs

Richard Ascione, Ph.D.                      Vice President, Director of
                                            Laboratory of Molecular Medicine

Peter Blackburn Ph.D.                       Vice President, Program Development

Donald Henderson                            Regional Managing Director,
                                            Finance and Administration

Frederick W. Jacobs                         Treasurer and Chief
                                            Accounting Officer

Philip C. Gevas--Chairman of the Board of Directors, has served as Director, President and Chief Executive Officer since co-founding Aphton in 1981. Previously, Mr. Gevas had over ten years experience in executive management, including finance, manufacturing and marketing, following ten years of experience as a project scientist/engineer. Mr. Gevas conceived and directed the development of Aphton's inventions for the treatment of colorectal, pancreatic, liver, esophageal and stomach cancers, GERD and chronic peptic ulcers. He is a co-inventor for Aphton's human contraceptive product (issued patent). Mr. Gevas has the degrees of M.E., and M.S. Mathematics (Stevens Institute of Technology) and M.S.E.E. (Ohio State University).

William A. Hasler-- In October, 1996 Mr. Hasler was elected Vice Chairman of the Company. Mr. Hasler has been a Director of the Company since October, 1991. Since 1991, Mr. Hasler has been the Dean of both the Graduate School and Undergraduate School of Business at the University of California, Berkeley. Dean Hasler was formerly Vice Chairman of KPMG Peat Marwick, responsible for management consulting worldwide. Dean Hasler is also a director of The Gap, Inc., Walker Interactive Systems, Tenera, Inc., TCSI Corporation and is Public Governor of the Pacific Exchange.

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

Dov Michaeli, M.D. (University of California, San Francisco), Ph.D. (University of California, Berkeley)--Senior Vice President, Director of Medical Science and Chief Medical Officer. Dr. Michaeli joined Aphton as a senior member of the management team and was elected Vice President in 1989. Previously, Dr. Michaeli was a Professor for twenty years at the University of California, San Francisco (Departments of Biochemistry and Surgery). He has served as a member of Aphton's Scientific Advisory Board since 1988. He has over thirty years of experience in scientific research and in clinical medicine. This experience includes extensive consulting on human clinical trials sponsored by drug companies. Dr. Michaeli has five patents and over fifty published articles and book chapters.

Paul Broome, MB., Ch.B., MFPM (University of Sheffield Medical School, UK)--Vice President and Medical Director for Clinical Trials and Regulatory Affairs. Dr.
Broome's more than twenty years of clinical experience includes, notably, the responsibility at Glaxo for clinical trials which provided data for US (FDA) and UK (MCA) registration of the indication for ranitidine (Zantac) as maintenance therapy, which became the world's largest selling drug. Later, Dr. Broome was Medical Director for BIOS, a leading company in the UK which provides services ranging from consulting and R&D through clinical trials, regulatory affairs and the registration of drugs for marketing approval from government regulatory agencies.

Richard Ascione, Ph.D. (Princeton University), Vice President, is Aphton's Director of the Laboratory of Molecular Medicine. Dr. Ascione directs R&D in the area of Molecular Biology and works closely with Aphton's Laboratory of Immunobiology in research and product development. Previously, Dr. Ascione was Professor in the Department of Experimental Oncology and Associate Director of the Center for Molecular and Structural Biology at the Hollings Cancer Center and the Medical University of South Carolina, respectively, in Charleston, South Carolina. Prior to that, Dr. Ascione was with the National Cancer Institute
(NCI) of the National Institutes of Health (NIH) for approximately twenty years, the last ten of which he served as Deputy Chief of NCI's Laboratory of Molecular Oncology. Dr. Ascione has published over sixty-five peer-reviewed papers, several book chapters and articles related to the molecular biology of cancer, human retroviruses and HIV/AIDS.

Peter Blackburn, Ph.D.-Vice President, Program Development of the Company since September, 1997. Previously Dr. Blackburn was Executive Vice President, Applied Microbiology, Inc., where he was employed for over ten years. His responsibilities encompassed those of a chief operating officer, engaged in the R&D and manufacture of antimicrobial peptides and pharmaceutical grade bulk drug. Earlier, and for ten years, he was engaged in academic research at the Rockefeller University, New York, in protein chemistry in the laboratory of two recipients of the Nobel Prize for Chemistry. Dr. Blackburn has published numerous papers in peer-reviewed journals and is the inventor on numerous U.S. and foreign patents.

Donald Henderson-Regional Managing Director, Finance and Administration of the Company since February, 1998. Mr. Henderson has held management positions with Warner Lambert and Fisons, including postings to Australia and Japan, and was most recently Director of Finance and Administration for Europe/Middle East/Africa for the Australian based pharmaceuticals group Fauldings.


The Company's Bylaws authorize the Board of Directors to fix the number of directors from time to time by vote.

All directors currently hold office until the next annual meeting of shareholders and until their successors have been elected. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. There are no family relationships among executive officers or directors of the Company.

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

Robert J. Scibienski, Ph.D., University of California, Los Angeles. A co-founder of the Company, Dr. Scibienski focuses on immunology-related basic technology at the Company, currently addressing immune system regulation and antigen presentation. Dr. Scibienski is a co-inventor of both issued US patents and a number of patent applications of the Company. Dr. Scibienski is Associate Professor, Department of Medical Microbiology and Immunology and Director of the campus-wide Central Hybridoma Facility at the University of California, Davis. Dr. Scibienski has over thirty publications.

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

In  addition  to  the  founding  scientists  (Drs.  Benjamini,   Scibienski  and
Pappagianis), the Company's full-time scientific staff includes the following:

      Dov Michaeli, M.D., Ph.D. - see "Directors and Executive Officers."

      Paul Broome, MB., Ch.B., MFPM, - see "Directors and Executive Officers."

      Richard Ascione, Ph.D. - see "Directors and Executive Officers."

Stephen L. Karr, Jr., Ph.D., University of California, Davis. Dr. Karr joined Aphton in 1983 and serves in a number of capacities, namely:. Divisional Vice President and General Manager, Laboratory of Immunobiology. Responsible for: daily operations; program planning, budgeting and control; and Project Manager, in which capacity he is responsible for the experimental design and implementation of special projects. Dr. Karr, who is also an immunoparasitologist, is an inventor of two of the Company's issued patents and three pending patent applications. Dr. Karr has sixteen publications and had presented twenty papers prior to joining the Company.

Stephen Grimes, Ph.D., University of California, Davis. Dr. Grimes, Divisional Vice President, Immunology, is responsible for research and development in immunology and the experimental design and implementation of immunology-based projects. He also serves as the principal scientific deputy to Dr. Michaeli and Dr. Broome for Aphton's clinical trials projects. Dr. Grimes is a co-inventor of issued U.S. patents of the Company and of additional patents in preparation and pending. Dr. Grimes came directly to the Company in 1981 upon finishing his doctoral dissertation under Dr. Scibienski at the University of California, Davis.

Both Dr. Karr and Dr. Grimes support closely the office of Program Development and Aphton's Product Development/Manufacturing Team in the UK, which includes former SmithKline Beecham employees with many years of development / manufacturing experience.
                              Intellectual Property

The Company's policy, in its early years, had been to protect and maximize the value of its intellectual property assets by withholding papers and publications from the scientific and medical literature until the subject matter is under sufficient patent protection. This policy has proven to be successful, as evidenced by the broad and growing range of patents and claims which have been issued to Aphton in countries around the world and upon which Aphton's strategic alliances rely. Aphton, together with its scientific collaborators at leading Universities and Medical Centers in the UK, Canada and the US, has now published numerous papers in peer-reviewed scientific journals and is preparing or submitting for publication additional scientific papers, in a carefully controlled manner designed to enhance the interests of the shareholders.

The Company employs approximately twenty-five individuals directly and has numerous others under contracts with other supporting organizations.

Item 2.  Properties

The Company has noncancelable facilities leases expiring at various dates through fiscal 2003. The leases provide various options to renew. The minimum rental commitments for the fiscal years 1999 through 2003, respectively, are, $115,000, $101,000, $103,000, $80,000, $22,000 and none thereafter. Rental expense for these leases for the nine months ended January 31, 1998 and for the years ended April 30, 1997, 1996 and 1995, was approximately $80,000, $108,000, $108,000 and $87,000.

Item 3.  Legal Proceedings

The Company is not involved, and has never been involved, in any litigation, administrative or governmental proceeding and none is believed by the Company's management to be threatened.




Item 4.  Submission of Matters to a Vote of Security Holders.

A special meeting of shareholders of was held November 5, 1997. The shareholders approved the merger of Aphton California into Aphton Delaware and related changes to the Company's Certificate of Incorporation and Bylaws. As part of the reincorporation the Company's fiscal year was changed from April 30 to January 31.

                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Common Stock of Aphton has been trading on Nasdaq's National Market System since June 2, 1994. Aphton had been traded in the Nasdaq Small-Cap Issues (formerly over-the-counter) market since April 1, 1991, the date of Aphton's initial public offering. The following table sets forth high and low price information, provided by Nasdaq Historical Research Department, for each full quarter beginning after April 30, 1996. The Company's Common Stock is traded under the symbol "APHT."

Fiscal Year Ended April 30, 1997:       High                      Low
         1st Quarter                  $29 1/4                   $ 15 1/2
         2nd Quarter                   20 1/2                     13 1/2
         3rd Quarter                   22 1/2                     16 1/2
         4th Quarter                   23 3/4                     11 3/4
Fiscal Period Ended January 31, 1998:
         1st Quarter                  $15 1/2                   $ 11 1/2
         2nd Quarter                   16 1/2                     10 1/4
         3rd Quarter                   12 3/4                      9 3/8
Quarter ended April 30, 1998:          15                         11 7/16

As of January 31, 1998, Aphton had approximately 300 shareholders of record and approximately 4,000 beneficial holders of its Common Stock.

Item 6.  Selected Financial Data

                         SELECTED FINANCIAL INFORMATION

The selected financial data set forth below with respect to the Company's statements of operations and balance sheets for the nine months ended January 31, 1998 and each of the four years in the period ended April 30, 1997, are derived from audited financial statements and should be read together with the financial statements and related notes included in this Annual Report. All selected financial data are not covered by the independent accountants' report. The data presented below should be read together with the financial statements, related notes, and other financial information included herein.

                                           SUMMARY FINANCIAL INFORMATION
                                     (In thousands except for per share data)
                 Nine Months Ended
                     January 31,         Year Ended April 30,
Statement of Operations
Data:                   1998     1997    1996     1995    1994    1993
                        ----     ----    ----     ----    ----    ----
Revenue                $  534   $  271  $  438   $ 463   $  62   $ 125
Net Loss               (6,605)  (5,629) (4,711) (3,930) (3,139) (2,094)
Research & Development
Expenditures            4,963    5,206   4,501   3,905   2,924   2,085
Net Loss per Share     $(0.48)  $(0.44) $(0.37) $(0.32) $(0.28) $(0.20)
Weighted Average Shares
   Outstanding         13,733   12,913  12,723  12,378  11,268  10,593

                    January 31,        Year Ended April 30,
                       1998     1997      1996       1995     1994     1993
                       ----     ----      ----       ----     ----     ----
Balance Sheet Data:
Cash and Short-Term
   Cash Investments  $14,226   $8,846    $8,169    $7,520   $11,157   $2,781
Total Assets          23,580   18,362     8,354     7,741    11,290    2,924
Total Liabilities     12,273   15,851     1,313       997       619      137
Accumulated Deficit  (32,004) (25,399)  (19,770)  (15,059)  (11,130)  (7,991)
Total Stockholders'   11,307    2,511     7,041     6,744    10,671    2,787
Equity

Item 7.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

             Nine Months Ended January 31, 1998 and the Fiscal Years
                       Ended April 30, 1997, 1996 and 1995

During the nine months ended January 31, 1998, the Company reported a net loss of $6,604,544, including non-cash interest expense of $1,566,971 relating to the convertible debenture described below. During this period the Company had no contract revenues. Investment earnings on cash increased $262,738 to $533,908 due to higher average cash balances. Research and development expenditures were $4,963,481 which represented an increase in average quarterly research and development expenditures from about $1.3 million per quarter in the year ended April 30, 1997 to about $1.7 million per quarter for the nine months ended January 31, 1998. This increase was budgeted for and related to the on-going and planned additional (human) Clinical Trials.

During the fiscal year ended April 30, 1997, the Company reported a net loss of $5,628,966. During this period the Company had no contract revenues. Investment earnings on cash decreased to $271,170 due to lower average cash balances. Research and development expenditures increased to $5,205,854. This increase was budgeted for and related to the on-going and planned additional (human) Clinical Trials.

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

The Financial Accounting Standards Board (FASB) issued several new pronouncements in 1997, including SFAS No. 130, "Reporting Comprehensive Income"; and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131 requires disclosures regarding segments of an enterprise and related information that reflects the different types of business activities in which the enterprise engages and the different economic environments in which it operates. The adoption of these standards during the Company's fiscal year ended January 31, 1999 is not expected to have a material effect on the Company's financial statements. In January 1998, the FASB also issued SFAS No. 132, "Employers' Disclosure About Pensions and Other
Postretirement Benefits" which is not applicable to the Company since the Company does not provide such benefits.

The Company is aware of the issues associated with the programming code in existing digital computer systems as the year 2000 approaches. The "year 2000" problem is pervasive and complex, extending beyond purely computational considerations, to control systems, as well. Virtually every computer, or computer-chip driven operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management plans to implement any necessary vendor upgrades and modifications to assure continued functionality with respect to the widely discussed software problems associated with the year 2000. At present, management does not expect that material incremental costs will be incurred in the aggregate or in any single future year.

Inflation and changing prices have not had a significant effect on continuing operations and are not expected to have any material effect in the foreseeable future. Dividend, interest and other income were primarily derived from money-market accounts.

                         Liquidity and Capital Resources

The Company had financed its operations since inception through the sale of its equity securities and, to a lesser extent, operating revenues from R&D limited partnerships to conduct research and development. These funds provided the Company with the resources to acquire staff, construct its research and development facility, acquire capital equipment and to finance technology and product development, manufacturing and clinical trials. In April 1997, the Company issued a $5,000,000 7% senior redeemable convertible debenture. During the nine months ended January 31, 1998 the debenture and related interest was converted into 559,068 shares of the Company's common stock. Non-cash interest on such debt amounted to approximately $1,567,000 in the nine months ended January 31, 1998 and $15,000 in fiscal 1997. The recorded cost of the debenture, at April, 30, 1997, approximates market value.

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

Item 13.  Certain Relationships and Related Transactions.

Not applicable.




                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)    Documents filed as part of this Form 10-K
       (i)   Financial Statements:
             Report of Independent Accountants
             Balance sheets as of January 31, 1998 and April 30, 1997 and 1996 Statements of Operations for the nine months ended January 31, 1998 and the years ended April 30, 1997, 1996 and 1995 Statements of Stockholders' Equity for the nine months ended January 31, 1998 and for the years ended April 30, 1997, 1996 and 1995 Statements of Cash Flows for the nine months ended January 31, 1998 and for the years ended April 30, 1997, 1996 and 1995 Notes to Financial Statements
       (ii)  Financial Statements Schedules:
             Financial Statement Schedules are omitted because they are either not required, not applicable, or the information is included in the Financial Statements or Notes thereto.





(b)    Exhibits
       Exhibit Number                  Description
          3.1 Certificate of Incorporation (Incorporated by reference to Exhibit B of the Registrant's Definitive Proxy Statement filed October 8, 1997)

          3.3 By-Laws (Incorporated by reference to Exhibit C of the Registrant's Definitive Proxy Statement filed October 8, 1997)

        23.1          Written Consent of Coopers & Lybrand L.L.P.
                      (attached as an exhibit)

        27.1          Financial Data Schedules.  (attached as an exhibit)

(c)    Reports on Form 8-K
       During the three-month period ending January 31, 1998, the Company did not file any reports on Form 8-K.







                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 30, 1998                                APHTON CORPORATION





                                      By:         PHILIP C. GEVAS
                                Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures               Title                                  Date


                        Chairman of the Board, Chief Executive
  PHILIP C. GEVAS       Officer and President                    April 30, 1998



  WILLIAM A. HASLER     Vice Chairman of the Board and Director  April 30, 1998




  ROBERT S. BASSO        Director                                April 30, 1998




  NICHOLAS JOHN STATHIS  Director                                April 30, 1998




  FREDERICK W.  JACOBS   Treasurer and Chief Accounting Officer  April 30, 1998














                          INDEX TO FINANCIAL STATEMENTS
                              FINANCIAL STATEMENTS

Report of Independent Accountants..............................F-1

Balance Sheets - January 31, 1998, April 30, 1997 and 1996.....F-2

Statements of Operations - for the nine months ended January 31, 1998 and for the years ended April 30, 1997, 1996 and 1995.....F-3

Statements of Stockholders' Equity - for the nine months ended January 31, 1998 and for the years ended April 30, 1997, 1996 and 1995.....F-4

Statements of Cash Flows - for the nine months ended January 31, 1998 and for the years ended April 30, 1997, 1996 and 1995.....F-5

Notes to the Financial Statements..............................F-6














                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders
Aphton Corporation


We have audited the accompanying balance sheets of Aphton Corporation as of January 31, 1998 and April 30, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the nine months ended January 31, 1998 and each of the three fiscal years ending April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aphton Corporation as of January 31, 1998 and April 30, 1997 and 1996, and the results of its operations and its cash flows for the nine months ended January 31, 1998 and each of the three years ended April 30, 1997 in conformity with generally accepted accounting principles.


                                COOPERS & LYBRAND L.L.P.




Honolulu, Hawaii
March 23, 1998













                               APHTON CORPORATION

          Balance Sheets - January 31, 1998 and April 30, 1997 and 1996


                                              1998          1997       1996

                  Assets

Current Assets:
Cash and short-term cash investments      $14,226,000   $8,845,739  $8,169,368
Other assets (including current portion of
     unconditional supply commitment)         205,454      308,920      52,534
                                           ----------   ----------  ----------
         Total current assets              14,431,454    9,154,659   8,221,902
Equipment and improvements, at cost, net of
 accumulated depreciation and amortization    197,736      216,123     132,303
Unconditional supply commitment             8,951,000    8,991,000           -
                                           ----------    ---------   ---------
         Total assets                     $23,580,190  $18,361,782  $8,354,205
                                          ===========  ===========  ==========

   Liabilities and Stockholders' Equity

Liabilities:
Current liabilities:
     Accounts payable and other            $2,273,072  $1,948,827   $1,312,784
                                           ----------  ----------   ----------
         Total current liabilities          2,273,072   1,948,827    1,312,784
     Convertible debenture                          -   3,902,440            -
     Deferred revenue                      10,000,000  10,000,000            -
                                           ----------  ----------    ---------
         Total liabilities                 12,273,072  15,851,267    1,312,784
                                           ----------  ----------    ---------
Commitment

Stockholders' Equity:
     Common stock, $0.001 par value -
     Authorized:  30,000,000 shares
     Issued and outstanding:  14,191,217
         shares at January 31, 1998 and
         12,913,149 shares at April 30, 1997 and
         12,911,149 shares at April 30, 1996  14,191   26,665,091    26,664,591
     Additional paid in capital           42,955,207    1,097,560             -
     Purchase warrants                       341,404      147,004       147,004
     Accumulated deficit                 (32,003,684) (25,399,140)  (19,770,174)
                                         ------------ ------------  ------------
         Total stockholders' equity       11,307,118    2,510,515     7,041,421
                                         ------------ ------------  ------------
         Total liabilities and
            stockholders' equity         $23,580,190  $18,361,782    $8,354,205
                                         ===========  ===========    ==========


                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.






                               APHTON CORPORATION
                            Statements of Operations
                 for the nine months ended January 31, 1998 and
                for the years ended April 30, 1997, 1996 and 1995



                               1998        1997          1996         1995

Revenue:
  Dividend, interest
   and other income          $533,908    $271,170      $438,812     $463,493
                             --------    --------      --------     --------

         Total revenue        533,908     271,170       438,812      463,493
                             --------    --------      --------     --------

Costs and Expenses:
  General and administrative  608,000      543,939      648,868      488,635
  Research and development  4,963,481    5,205,854    4,500,877    3,904,567
  Non-cash interest expense 1,566,971       15,342            -            -
                            ---------    ---------    ---------    ---------

  Total costs and expenses  7,138,452    5,765,136    5,149,745    4,393,202
                            ---------    ---------    ---------    ---------
  Loss before
       income tax expense  (6,604,544)  (5,493,966)  (4,710,933)  (3,929,709)
Income tax expense                         135,000
  Net loss                $(6,604,544) $(5,628,966) $(4,710,933) $(3,929,709)
                          ============ ============ ============ ============
Per share data
 Basic loss per common share   $(0.48)     $(0.44)      $(0.37)      $(0.32)
                               =======     =======      =======      =======
 Diluted loss per common share $(0.48)     $(0.44)      $(0.37)      $(0.32)
                               =======     =======      =======      =======
  Weighted average number
   of common shares
   outstanding              13,733,478 12,912,982   12,723,082    12,377,541
                            ========== ==========   ==========    ==========










                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.















                               APHTON CORPORATION
                       Statements of Stockholders' Equity
                   for the nine months ended January 31, 1998
              and for the years ended April 30, 1997, 1996 and 1995



               Common  Stock        Additional
                                     Paid in  Purchase  Accumulated
            Shares       Amount      Capital  Warrants    Deficit    Total

Balance,
May 1, 1994    12,367,949 $21,653,791 $    - $147,004 $(11,129,532) $10,671,263

Exercise of
purchase
warrants         11,100        2,775       -        -            -        2,775

Net loss              -            -       -        -    (3,929,709) (3,929,709)

Balance,
April 30,1995  12,379,049 21,656,566       -  147,004   (15,059,241)  6,744,329
               ---------- ---------- ------- --------    ----------   ---------
Exercise of
purchase
warrants           32,100      8,025       -        -             -       8,025

Sale of
stock, net       500,000     5,000,000     -        -             -   5,000,000

Net loss               -             -     -        -    (4,710,933) (4,710,933)

Balance,
April 30,
 1996          12,911,149 26,664,591        -  147,004  (19,770,174)  7,041,421
               ---------- ----------  ------- --------  ------------  ---------
Exercise of
purchase
warrants            2,000       500         -        -           -          500

Conversion
feature of
convertible debt       -          - 1,097,560        -           -    1,097,560

Net loss               -          -         -        -  (5,628,966)  (5,628,966)

Balance,
April 30,
 1997         12,913,149 26,665,091 1,097,560  147,004 (25,399,140)   2,510,515
              ---------- ---------- ---------  ------- ------------   ---------
Sale of
stock, net       715,000 10,000,000         -        -           -   10,000,000

Issuance of
purchase
warrants
for services           -          -    198,900       -           -      198,900

Exercise of
purchase
warrants           1,000      4,000     (5,500)      -           -       (4,500)

Transfer between
equity accounts
resulting from a
change in the par
value of the stock    - (41,857,647)41,857,647       -           -         -

Conversion of
convertible
 debt           559,068   5,201,247        -         -            -   5,201,247

Net loss            -           -          -         -   (6,604,544) (6,604,544)

Balance,
January 31,
1998        14,191,217    $14,191 $42,955,207 $341,404 $(32,003,684)$11,307,118
            ==========    ======= =========== ======== ============ ===========


                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.




                               APHTON CORPORATION
                            Statements of Cash Flows
                   for the nine months ended January 31, 1998
              and for the years ended April 30, 1997, 1996 and 1995

           Increase (decrease) in cash and short-term cash investments
                            1998          1997         1996          1995
Cash flows from
operating activities:
 Cash paid to suppliers
 and employees          $(5,115,606) $(4,156,450) $(4,756,612)    $(4,011,652)

 Interest and
 dividends received         533,908      271,170      438,812         463,493
                        -----------   ----------   ----------     -----------
 Net cash used in
 operating activities    (4,581,698)  (3,885,280)  (4,317,800)     (3,548,159)
                        -----------   ----------   ----------     -----------
Cash flows from investing activities:
 Capital expenditures       (39,041)    (151,349)     (41,029)        (91,428)
                            -------     --------      -------         -------
Cash used in
investing activities        (39,041)    (151,349)     (41,029)        (91,428)
                            -------     --------      -------         -------
Cash flows from financing activities:
Issuance of
convertible debenture             -    5,000,000            -               -
Debenture issue costs             -     (287,500)           -               -
Sales of stock           10,001,000          500    5,008,025            2,775
                         ----------    ---------    ---------          -------
Cash received from
financing activities     10,001,000    4,713,000    5,008,025            2,775

Net increase (decrease)
in cash and short-term
cash investments          5,380,261      676,371      649,196       (3,636,812)

Cash and short-term
cash investments:
 Beginning of period      8,845,739    8,169,368    7,520,172       11,156,984
                          ---------    ---------    ---------       ----------
 End of period          $14,226,000   $8,845,739   $8,169,368       $7,520,172
                        ===========   ==========   ==========       ==========

Reconciliation of net
loss to net cash used
in operating activities

Net loss                $(6,604,544) $(5,628,966) $(4,710,933)     $(3,929,709)

Adjustments to reconcile
net loss to net cash
used in operating activities:

Depreciation and
 amortization                57,428       67,529       52,780           47,073
Warrants issued for
 services received          198,900            -            -                -
Stock issued for
non-cash debenture
interest, debenture
discount and issuance
costs                     1,566,971            -            -                -

Changes in -
 Other assets              (124,698)      40,114       24,098          (43,119)
 Cash receipt treated
 as deferred revenue              -    1,000,000            -                -
 Accounts payable and other 324,245      636,043      316,255          377,596
                           --------    ---------      -------          -------
Net cash used in
operating activities:   $(4,581,698) $(3,885,280) $(4,317,800)     $(3,548,159)
                        ===========  ===========  ===========      ===========

Non-cash investing and financing activities:
 For information about non-cash investing and financing activities, please see Notes 3 and 6

    The accompanying notes are an integral part of the financial statements.




                               APHTON CORPORATION

                        Notes to the Financial Statements

1.       Organization and Operations

Aphton Corporation is a biopharmaceutical company developing products using its innovative vaccine-like technology for neutralizing hormones that participate in gastrointestinal system and reproductive system cancer and non-cancer diseases; and the prevention of pregnancy. Aphton has strategic alliances with Pasteur Merieux Connaught (PMC) (Rhone-Poulenc Group), Schering Plough Animal Health and the World Health Organization (WHO).

Aphton changed its state of incorporation from California to Delaware effective January 29, 1998. As part of the reincorporation, the company's fiscal year end was changed from April 30 to January 31.

2.       Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements -
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, however management believes such differences are unlikely to be significant.

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

Income Taxes -
    The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires an asset and liability approach in accounting for income taxes. Under this method, the amount of deferred tax asset or liability is calculated by applying the provisions of enacted tax laws to the differences in the bases of assets and liabilities for financial and income tax purposes. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Investment tax credits and research and experimentation credits are accounted for using the flow-through method.

Per Share Data -
    The Company has adopted SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. The Company's basic loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding. The Company's common stock equivalents are anti-dilutive, and accordingly, basic and diluted loss per share are the same. Such common stock equivalents consist of purchase warrants (See Note 7) and could potentially dilute basic earnings per share in the future.


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

New Accounting Pronouncements-
    The Financial Accounting Standards Board (FASB) issued several new pronouncements in 1997, including SFAS No. 130, "Reporting Comprehensive Income"; and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131 requires disclosures regarding segments of an enterprise and related information that reflects the different types of business activities in which the enterprise engages and the different economic environments in which it operates. The adoption of these standards during the Company's fiscal year ended January 31, 1999 is not expected to have a material effect on the Company's financial statements. In January 1998, the FASB also issued SFAS No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits" which is not applicable to the Company since the Company does not provide such benefits.

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

4.       Equipment And Improvements

At January 31, 1998, April 30, 1997 and 1996,
 equipment and improvements consisted of the following:
                                 January 31,     April 30,        April 30,
                                     1998           1997             1996
Laboratory equipment              $ 430,782      $ 414,408        $ 342,328
Leasehold improvements              266,123        243,456          190,333
Office and laboratory
   furniture and fixtures           192,300        192,300          166,154
                                    -------        -------          -------
                                    889,205        850,164          698,815
Less accumulated depreciation
   and amortization                (691,469)      (634,041)        (566,512)
                                   --------        --------         -------
                                  $ 197,736      $ 216,123        $ 132,303
                                  =========      =========        =========

5.       Accounts Payable and Other

At January 31, 1998, April 30, 1997 and 1996, accounts payable and other was composed of approximately $1,167,000, $934,000 and $479,000 payable on trade accounts and approximately $1,106,000, $1,015,000 and $834,000 accrued for employee wages and benefits, respectively.

6.       Senior Redeemable Convertible Debenture

In April 1997, the Company issued a $5,000,000 7% senior redeemable convertible debenture. For financial reporting purposes, $1,097,560 of the proceeds was allocated to the conversion feature of the debt and recorded as additional paid in capital. The value of the conversion feature was based on the Company's stock market price at the date of issuance, less an 18% discount. As a result, the convertible debt instrument of $5,000,000 was recorded net of discount equal to the conversion feature which increases the effective interest rate of the debt. Accordingly, beginning on the date of issuance, the discount was charged to interest expense on a pro rata basis using the effective interest method as the security became convertible. The effective interest rate on this debenture was approximately 52%. Non-cash interest on such debt amounted to approximately $15,000 in fiscal 1997. In the period ended January 31, 1998, the debenture and related interest was converted to 559,068 shares of common stock. Non-cash interest expense for the period then ended was approximately $1,567,000.

7.       Common Stock and Purchase Warrants

Common Stock -

    During fiscal 1998, in a private placement, the Company sold 715,000 shares of common stock for $10,000,000 net of insignificant legal, accounting and filing fee expenses and 4,000 shares through the exercise of outstanding purchase warrants.

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

Purchase Warrants -

    Each warrant described below is exercisable for one share of common stock and is subject to the restrictive holding requirements of SEC Rule 144. The term of the warrants is from 8 to 23 years. All warrants exercised from inception of the Company have been from warrants issued prior to April 30, 1991.

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," in October, 1995. Under SFAS No. 123, companies can either continue to account for stock compensation plans pursuant to existing accounting standards or elect to expense the value derived from using an option pricing model such as Black-Scholes. Aphton Corporation will continue to apply existing accounting standards. However, SFAS No. 123 requires disclosure of pro forma net income and earnings per share as if the Company had adopted the expensing provisions of SFAS No. 123. Based on Black-Scholes values, for the year ended April 30, 1997, the pro forma net loss would be $6,011,431 and the pro forma loss per common share would be $.47. There were no employee stock purchase warrants granted in 1998, 1996 or 1995.

    In the nine months ended January 31, 1998 the Company issued 13,000 warrants to individuals (non-employees) for services. The Company recorded an expense of $198,900 for these warrants. The Company also issued 225,000 warrants to an institutional investor in conjunction with the sale of 715,000 shares of stock for $10,000,000.

    The following assumptions were used in the Black-Scholes option pricing model for the 25,000 purchase warrants granted in fiscal 1997 to a director. The stock price and exercise price of $18.25 was set equal to the fair market value of the Company's common stock on the date of grant. The risk-free rate of return used was 7.01%. The expected dividend yield used was 0%. The expected time to exercise used was 10 years. The expected volatility used was 75%.

The following table summarizes
purchase warrant activity                    Weighted-Average
over the past three fiscal periods:          Number of Shares  Exercise Price
Outstanding and exercisable at May 1, 1994      1,699,400          $12.57
                  Granted                              --              --
                  Exercised                       (11,000)           $.25
                  Canceled or expired             (20,000)         $12.00
                                                ----------
Outstanding and exercisable at April 30, 1995   1,668,400          $12.66
                  Granted                         125,000          $12.50
                  Exercised                       (32,100)           $.25
                  Canceled or expired                  --              --
                                                ---------
Outstanding and exercisable at April 30, 1996   1,761,300          $12.88
                  Granted (1)                      25,000          $18.25
                  Exercised                        (2,000)           $.25
                  Canceled or expired                  --              --
                                                ---------
Outstanding and exercisable at April 30, 1997   1,784,300          $13.26
                  Granted (1)                     238,000          $17.35
                  Exercised                        (4,000)           $.25
                  Canceled or expired                  --              --
                                                ---------
Outstanding and exercisable at January 31, 1998 2,018,300          $13.76
                                                =========          ======

For options outstanding and exercisable at January 31, 1998, the exercise price ranges and average remaining lives were:
                                  Options Outstanding and Exercisable
 Range of Exercise Prices
                     Number Outstanding  Average Period (2) Average Price (3)
                     ------------------ ------------------  -----------------
   $.25  to  $14.00         771,300            15.5             $ 9.91
 $14.01  to  $24.00       1,247,000            15.7             $16.15
                          ---------
                          2,018,300            13.7             $13.76
                          =========
(1)  Weighted average grant date fair value is $15.30
(2)  Weighted average remaining years
(3)  Weighted average exercise price

8.       Income Taxes

The provision for income taxes consists of the following:
  Current       1998                1997              1996            1995
    Federal    $   -            $100,000            $    -          $    -
    State          -              35,000                 -               -
  Deferred         -                   -                 -               -
               -----            --------            ------           -----
                   -            $135,000                 -               -
               =====            ========            ======           =====

The 1997 current provision reflects alternative minimum tax for which a deferred tax asset was not recognized.

Gross deferred tax assets result from net operating loss and income tax credit carryforwards. Realization of these assets is dependent on the Company's ability to generate sufficient future taxable income, prior to the expiration of the carryforwards, which is dependent on the completion of research and development activities and successful marketing of the Company's various products. Due to the uncertainties related to the above and in accordance with guidance contained in Statement No. 109, a valuation allowance has been provided for these deferred tax assets. Accordingly, these assets do not appear in the Company's balance sheet at January 31, 1998 and April 30, 1997 and 1996. The changes in the valuation allowance in 1998, 1997, 1996 and 1995 were $2,578,000, $2,886,000,
$3,071,000 and $1,614,000 respectively.
                                        January 31,    April 30,     April 30,
Deferred tax assets consisted of:          1998          1997          1996
                                          --------     ---------     --------

Federal net operating loss carryforward $5,956,000    $4,010,000    $5,760,000
State net operating loss carryforward      972,000       446,000       740,000
                                        ----------    ----------    ----------
Total operating loss carryforward        6,928,000     4,456,000     6,500,000

Deferred license payment revenues        4,330,000     4,330,000             -
Expenses deductible in future periods      479,000       453,000       361,000

Federal tax credits                      1,433,000     1,413,000     1,031,000
State tax credits                          501,000       557,000       451,000
                                         ---------     ---------     ---------
         Total tax credits               1,934,000     1,970,000     1,482,000
                                         ---------     ---------     ---------

         Total deferred tax assets      13,671,000    11,209,000     8,343,000
         Valuation allowance           (13,671,000)  (11,209,000)   (8,343,000)
                                       -----------   -----------    ----------
         Net deferred tax assets       $         -   $         -    $        -
                                       ===========   ===========    ==========

At January 31, 1998, for Federal income tax purposes, the Company had net operating loss carryforwards of approximately $17,518,000 and various income tax credit carryforwards, primarily research and experimentation, aggregating $1,433,000, which expire at various dates through 2013.

At January 31, 1998, for California income tax purposes, the Company had net operating loss carryforwards of approximately $10,449,000, which expire at various dates through 2003; and various income tax credit carryforwards, primarily research and experimentation, aggregating $501,000, which expire at various dates through 2013.

9.       Commitments and Contingencies

The Company has noncancelable facilities leases expiring at various dates through fiscal 2003. The leases provide various options to renew. The minimum rental commitments for the fiscal years 1999 through 2003, respectively, are, $115,000, $101,000, $103,000, $80,000, $22,000 and none thereafter. Rental expense for these leases for the nine months ended January 31, 1998 and for the years ended April 30, 1997, 1996 and 1995, was approximately $80,000, $108,000, $108,000 and $87,000.

10.      Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The carrying amounts of cash and short-term cash investments and the recorded cost (at April 30, 1997) of the senior redeemable convertible debenture approximate fair value.

11.      Transition Period Comparative Data:
The following table presents certain financial information for the nine months ended January 31, 1998 and 1997, respectively.

                                           1998               1997
                                                           (unaudited)
Revenues                                 $533,908           $207,369
                                         ========           ========
Net loss                              $(6,604,544)       $(4,188,256)
                                      ============       ============
Basic loss per common share                $(0.48)            $(0.32)
                                           ======             ======
Weighted average common
  shares outstanding                   13,733,478         13,912,927
                                       ==========         ==========