Form 10-Q
period 1998-04-30
APHTON CORP
filed 1998-06-15
CIK 840319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended April 30, 1998              Commission File Number 0-19122


                               APHTON CORPORATION
             (Exact name of registrant as specified in its charter)


        Delaware                                            95-3640931
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


    444 Brickell Avenue, Suite 51-507                     33131-2492
             Miami, Florida                               (Zip Code)
(address of principal executive offices)


        Registrant's telephone number, including area code (305) 374-7338

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 14 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       Yes    x               No     __


       The number of shares of Common Stock outstanding as of the close of business on April 30, 1998:

                          Class                        Number of
                                                    Shares outstanding

              Common Stock, $0.001 par value            14,191,217


                               APHTON CORPORATION

                                      Index


                                                                  Page

Part I - Financial Information                                       3

    Item 1.  Financial Statements:

       Balance Sheets - April 30, 1998 and January 31, 1998          3

       Statements of Operations - Three months ended
          April 30, 1998 and 1997                                    4

       Statements of Stockholders' Equity - Three months ended
          April 30, 1998 and the nine months ended January 31, 1998  4

       Statements of Cash Flows - Three months ended April 30, 1998
          and 1997                                                   5

    Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                5


Part II - Other Information

    Item 1.  Legal Proceedings                                       8

    Item 2.  Changes in Securities                                   8

    Item 3.  Defaults Upon Senior Securities                         8

    Item 4.  Submission of Matters to a Vote of Security Holders     8

    Item 5.  Other Information                                       8

    Item 6.  Exhibits and Reports on Form 8-K                        8

Signature Page                                                       8





                               APHTON CORPORATION
                         Part I - Financial Information
The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of April 30, 1998 and January 31, 1998 and the results of its operations and its cash flows for the three months ended April 30, 1998 and 1997. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


                               APHTON CORPORATION
              Balance Sheets - April 30, 1998 and January 31, 1998

                                                  April 30,          January 31,
                                                    1998                 1998
                  Assets
Current Assets:
Cash and short-term cash investments           $12,216,527          $14,226,000
Other assets (including current portion of
     unconditional supply commitment)              185,187              205,454
         Total current assets                   12,401,714           14,431,454
Equipment and improvements, at cost,
     net of accumulated depreciation
     and amortization                              182,218              197,736
Unconditional supply commitment                  8,951,000            8,951,000
         Total assets                          $21,534,932          $23,580,190

                      Liabilities and Stockholders' Equity

Liabilities:
Current liabilities:
     Accounts payable and other                 $2,539,513           $2,273,072
         Total current liabilities               2,539,513            2,273,072
Deferred revenue                                10,000,000           10,000,000
         Total liabilities                      12,539,513           12,273,072

Commitment

Stockholders' Equity:
     Common stock, $0.001 par value -
     Authorized:  30,000,000 shares
     Issued and outstanding:  14,191,217 shares at
         April 30, and January 31, 1998             14,191               14,191
     Additional paid in capital                 42,955,207           42,955,207
     Purchase warrants                             341,404              341,404
     Accumulated deficit                       (34,315,383)         (32,003,684)
         Total stockholders' equity              8,995,419           11,307,118
         Total liabilities and
            stockholders' equity               $21,534,932          $23,580,190



                               APHTON CORPORATION
                            Statements of operations
               for the three months ended April 30, 1998 and 1997

                                                   Three Months Ended
                                                        April 30,
                                             1998                    1997
Revenue:

    Dividend, interest and other income    $153,315                  $63,801
       Total                                153,315                   63,801
Costs and Expenses:

    Research and development expense      2,224,891                1,363,187
    General and administrative expense      240,123                  125,981
    Non-cash interest expense of
       convertible security               ____    -                   15,342
       Total costs and expenses           2,465,014                1,504,510
         Net loss                       $(2,311,699)             $(1,440,709)
     Basic loss per common share             $(0.16)                  $(0.11)
     Diluted loss per common share           $(0.16)                  $(0.11)
       Weighted average number of common
         shares outstanding              14,191,217               12,913,149


                       Statements of stockholders' equity
                    for the three months ended April 30, 1998
                 and for the nine months ended January 31, 1998

                 Common  Stock      Additional
                                      Paid in  Purchase Accumulated
              Shares       Amount     Capital  Warrants   Deficit       Total
Balance,
May 1, 1998 12,913,149 $26,665,091 $1,097,560 $147,004 $(25,399,140)$2,510,515

Sale of
stock, net     715,000  10,000,000          -        -            - 10,000,000

Issuance of
purchase warrants
 for services        -           -          -  198,900            -    198,900

Exercise of purchase
warrants         4,000       5,500          -   (4,500)           -      1,000

Transfer between
equity accounts
resulting from a
change in the par
value of the stock     (41,857,647)41,857,647        -            -          -

Conversion of
convertible
debt            559,068  5,201,247          -        -            -  5,201,247

Net loss        _______  _________ __________   ______   (6,604,544)(6,604,544)

Balance,
January 31,
 1998        14,191,217     14,191 42,955,207  341,404  (32,003,684)11,307,118
             __________     ______ __________  _______  ___________ __________
Net loss              -          -          -        -   (2,311,699)(2,311,699)
             __________     ______ __________  _______  ___________ __________
Balance,
April 30,
 1998        14,191,217    $14,191$42,955,207 $341,404 $(34,315,383)$8,995,419
             ==========    ======= ==========  =======   ==========  =========

                               APHTON CORPORATION
   Statements of cash flows for the three months ended April 30, 1998 and 1997
           Increase (decrease) in cash and short-term cash investments
                                                 Three Months Ended April 30,
                                                  1998                 1997
Net cash used in operating activities         $(2,009,473)         $(540,048)
Net cash provided from non-operating activities         -          5,000,000
Net change in cash and short-term
     cash investments                          (2,009,473)         4,459,952
Cash and short-term cash investments:
    Beginning of year                          14,226,000          4,385,787
    End of period                             $12,216,527         $8,845,739

                     Reconciliation of net loss to net cash
                          used in operating activities
Net loss                                      $(2,311,699)       $(1,440,709)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                   15,518             24,793
Changes in-
    Cash receipt treated as deferred revenue           --          1,000,000
    Decrease (increase) in other assets            20,267           (262,581)
    Increase in accounts payable                  266,441            138,449
Net cash used in operating activities         $(2,009,473)         $(540,048)


                Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations

                                     General
Aphton Corporation is a biopharmaceutical company developing products using its innovative therapeutic vaccine technology for neutralizing hormones that participate in gastrointestinal system and reproductive system cancer and non-cancer diseases; and the prevention of pregnancy. Aphton has strategic alliances with Pasteur Merieux Connaught (Rhone-Poulenc Group), Schering Plough Animal Health and the World Health Organization (WHO). Aphton's Web page, describing the company, its technology, products, strategic alliances, news releases and reports of independent research analysts, can be visited at: www.aphton.com.

                               Results and Status


Survival
In January of 1998, Aphton announced increased survival results, which were statistically significant, from a comparative analysis of its Phase I/II clinical trials in which Aphton's anti-gastrin therapeutic vaccine Gastrimmune(TM) was administered to patients with end-stage colorectal cancer ("advanced" Dukes D). The study was carried out at the Queens Medical Center, University of Nottingham, UK. See Aphton's 10-K for the nine months ended January 31, 1998 and news release dated January 22, 1998 for further details describing this comparative analysis.

Results: The patients immunized with Gastrimmune(TM) had a median survival of 338 days vs. 184 days for the comparative placebo group. The increased survival in the Gastrimmune(TM) group was statistically significant both by univariate analysis, with p=0.046 and by multivariate analysis, with p=0.026. Aphton's Chief Medical Officer spoke for the Company when he said: "These statistically significant survival results with Gastrimmune(TM), in such terminally ill patients, are very encouraging."

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

Aphton is also preparing for additional Phase III clinical trials with Gastrimmune(TM), because of the above-mentioned, though unexpected, increased survival results with such advanced, terminally ill, cancer patients. Those under active consideration include colorectal cancer (both Duke's stage D and Duke's stages B, C); and pancreatic cancer. The timing and degree of aggressiveness in these additional programs will, of course, be based on funding considerations, in addition to commercial and humanitarian objectives.

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

Item 3.   Defaults Upon Senior Securities.  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.   Other Information.  Not applicable.

Item 6.   Exhibits and Report on Form 8-K.

          a.     Exhibit Numbers

                 27.1   Financial Data Schedule

          b. There was a report on Form 8-K filed during this quarter which announced the Company's change in state of incorporation from California to Delaware and the change in the Company's year end from April 30 to January 31.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                                Aphton Corporation


Date:  June 12, 1998                       By:      /s/ Frederick W. Jacobs
                                                      ----------------------
                                                      Frederick W. Jacobs
                                                      Chief Accounting Officer
                                                               and Treasurer