Form 10-Q
period 1998-07-31
APHTON CORP
filed 1998-09-14
CIK 840319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter ended July 31, 1998              Commission File Number 0-19122


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


                                Yes X      No __


       The number of shares of Common Stock outstanding as of the close of business on July 31, 1998:

 Class                                                    Number of
                                                      Shares outstanding
Common Stock, $0.001 par value                              14,429,784



                               APHTON CORPORATION

                                      Index


                                                                        Page

Part I - Financial Information                                            3

    Item 1.  Financial Statements:

       Balance Sheets - July 31, 1998 and January 31, 1998                3

       Statements of Operations - Three months and six months ended
          July 31, 1998 and 1997                                          4

       Statements of Stockholders' Equity - Six months ended July 31, 1998
          and the nine months ended January 31, 1998                      4

       Statements of Cash Flows - Six months ended July 31, 1998 and 1997 5

    Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             5


Part II - Other Information

    Item 1.  Legal Proceedings                                            8

    Item 2.  Changes in Securities                                        8

    Item 3.  Defaults Upon Senior Securities                              8

    Item 4.  Submission of Matters to a Vote of Security Holders          8

    Item 5.  Other Information                                            8

    Item 6.  Exhibits and Reports on Form 8-K                             8

Signature Page                                                            8








                               APHTON CORPORATION
                         Part I - Financial Information
The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of July 31, 1998 and January 31, 1998 and the results of its operations and its cash flows for the three months and six months ended July 31, 1998 and 1997. The January 31, 1998 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                               APHTON CORPORATION
               Balance Sheets - July 31, 1998 and January 31, 1998

                                             July 31,           January 31,
                                               1998                 1998
                  Assets
Current Assets:
Cash and short-term cash investments      $14,824,949          $14,226,000
Other assets (including current portion of
     unconditional supply commitment)         318,117              205,454
         Total current assets              15,143,066           14,431,454
Equipment and improvements, at cost,
     net of accumulated depreciation
      and amortization                        215,550              197,736
Unconditional supply commitment             8,951,000            8,951,000
         Total assets                     $24,309,616          $23,580,190

              Liabilities and Stockholders' Equity

Liabilities:
Current liabilities:
     Accounts payable and other            $2,760,429           $2,273,072
         Total current liabilities          2,760,429            2,273,072
Deferred revenue                           10,000,000           10,000,000
         Total liabilities                 12,760,429           12,273,072

Commitment

Stockholders' Equity:
     Common stock, $0.001 par value -
     Authorized:  30,000,000 shares
     Issued and outstanding:  14,429,784
     shares at July 31, 1998 and 14,191,217
     at January 31, 1998                       14,430               14,191
     Additional paid in capital            47,955,143           42,955,207
     Purchase warrants                        341,404              341,404
     Accumulated deficit                  (36,761,790)         (32,003,684)
         Total stockholders' equity        11,549,187           11,307,118
         Total liabilities and
           stockholders' equity           $24,309,616          $23,580,190





                               APHTON CORPORATION
                            Statements of operations
            for the three and six months ended July 31, 1998 and 1997

                              Three Months Ended          Six Months Ended
                                  July 31,                   July 31,
Revenue:                     1998        1997          1998            1997
    Dividend, interest
    and other income       $134,825    $153,942      $288,140       $217,743
       Total                134,825     153,942       288,140        217,743
Costs and Expenses:
    Research and
    development expense   2,235,344   1,450,135     4,460,235      2,813,322
    General and administrative
     expense                345,888     189,657       586,011        315,638
    Non-cash interest and
     amortized interest
     expense of
     convertible security        --     779,790            --        795,132
    Total costs           _________   _________     _________      _________
      and expenses        2,581,232   2,419,582     5,046,246      3,924,092
         Net loss       $(2,446,407)$(2,265,640)  $(4,758,106)   $(3,706,349)
     Basic loss per
      common share           $(0.17)     $(0.17)       $(0.33)        $(0.28)
     Diluted loss per
      common share           $(0.17)     $(0.17)       $(0.33)        $(0.28)
       Weighted average
       number of common
       shares outstanding 14,270,506  13,393,319   14,230,861     13,153,234

The Company has adopted SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. The Company's basic loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding. The Company's common stock equivalents are anti-dilutive, and accordingly, basic and diluted loss per share are the same. Such common stock equivalents consist of purchase warrants and could potentially dilute basic earnings per share in the future.

                       Statements of stockholders' equity
                   for the six months ended July 31, 1998 and for the nine months ended January 31, 1998

                 Common  Stock        Additional
                                       Paid in   Purchase Accumulated
               Shares     Amount       Capital   Warrants   Deficit      Total
Balance,
 May 1, 1997 12,913,149 $26,665,091 $1,097,560 $147,004 $(25,399,140)$2,510,515
Sale of
 stock, net     715,000  10,000,000          -        -            - 10,000,000

Exercise of
warrants
for services          -           -          -  198,900            -    198,900

Exercise of
 purchase
 warrants         4,000       5,500          -   (4,500)           -      1,000

Transfer between
equity accounts
resulting from a
change in the par
value of the stock      (41,857,647)41,857,647        -            -          -

Conversion of
convertible
debt            559,068  5,201,247           -        -            -  5,201,247

Net loss              -          -           -        -   (6,604,544)(6,604,544)
             __________     ______  __________  _______  ___________ __________
Balance,
January 31,
1998         14,191,217     14,191  42,955,207  341,404  (32,003,684)11,307,118

Exercise of
purchase
warrants            700          1         174        -            -        175

Sale of
stock, net      237,867        238   4,999,762        -            -  5,000,000

Net loss              -          -           -        -   (4,758,106)(4,758,106)
             __________   ________ ___________  _______ ____________ __________
Balance,
July 31,1998 14,429,784    $14,430 $47,955,143 $341,404 $(36,761,790)$11,549,187



                               APHTON CORPORATION
    Statements of cash flows for the six months ended July 31, 1998 and 1997
           Increase (decrease) in cash and short-term cash investments
                                                  Six Months Ended July 31,
                                                         1998           1997
Net cash used in operating activities                $(4,352,205)  $(1,992,427)
Net cash provided from
  non-operating activities-financing                   5,000,175    14,796,836
Net cash used from
  non-operating activities-investing                     (49,021)       (7,266))
Net change in cash and short-term cash investments       598,949    12,797,143
Cash and short-term cash investments:
    Beginning of period                               14,226,000     4,385,787
    End of period                                    $14,824,949   $17,182,930
     Reconciliation of net loss to net cash used in operating activities
Net loss                                             $(4,758,106)  $(3,706,349)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                          31,205        42,674
Changes in-
    Interest expense settled by issuance of stock             --        72,386
    Amortized interest expense of convertible security        --       692,530
    Cash receipt treated as deferred revenue                  --     1,000,000
    Decrease (increase) in other assets                 (112,663)      128,829
    Increase (decrease) in accounts payable              487,357      (222,497)
Net cash used in operating activities                $(4,352,205)  $(1,992,427)

          Management's Discussion and Analysis of Financial Conditions
                            and Results of Operations

                                     General
Aphton Corporation is a biopharmaceutical company developing products using its innovative vaccine-like technology for neutralizing hormones that participate in gastrointestinal system and reproductive system cancer and non-cancer diseases; and the prevention of pregnancy. Aphton has strategic alliances with Pasteur Merieux Connaught (Rhone-Poulenc Group), SmithKline Beecham, Schering Plough Animal Health and the World Health Organization (WHO). Aphton's Web page, describing the company, its technology, products, strategic alliances, news releases and reports of independent research analysts, can be visited at: www.aphton.com

                           Background / Major Results

Results of Operations The Company's total costs and expenses increased $1,122,154 to $5,046,246 for the six months ended July 31, 1998 over the corresponding period of the prior year. This 29% increase was due primarily to increased research and development activities. Research and development expenses during that period increased $1,646,913 to $4,460,235. This 59% increase was due to increased clinical trial activity. Non-cash interest and amortized interest expense relating to a convertible security decreased $795,132 to zero due to the conversion of the convertible security to equity in fiscal 1998.

Safety  / Dose  Ranging
Aphton successfully completed both the safety and dose-ranging phases of its Phase I/II clinical trial with its immunotherapeutic product Gastrimmune(TM) with terminal cancer patients. Aphton demonstrated, during the dose-ranging phase, that Gastrimmune(TM) is very potent, inducing large antibody responses in terminally ill patients whose colon cancer had not only metastasized to the liver, but were the "end-stage" of advanced Dukes D.

Survival
In January of 1998, Aphton announced increased survival results, which were statistically significant, from a comparative analysis of its Phase I/II clinical trials in which Aphton's anti-gastrin therapeutic vaccine Gastrimmune(TM) was administered to patients with end-stage colorectal cancer (i.e. end-stage "advanced" Dukes D). A more detailed discussion of the study, including the treatment group and placebo group, prior treatments and spread
(metastases), median survival advantage (in contrast to merely response / reduction of tumor size) of the treatment group, statistical significance, both by univariate and multivariate analysis, was presented in Aphton's Form 10-K for the (new) fiscal year ended January 31, 1998, and at the American Society of Clinical Oncology (ASCO), in May, 1998. Aphton's Phase III trial program currently encompasses the gastrointestinal system cancers of the colon / rectum; stomach; pancreas; liver and esophagus. Since all of these are stimulated by gastrin, Aphton could and did select stomach cancer as the first indication for which regulatory approval will be sought, because: (a) survival time, the "end point," is short relative to colon cancer (the patients selected in Phase I/II);
(b) trial costs are relatively low; (c) there is no current  effective  therapy;
(d) the number of patients, worldwide, is in the millions.

Trials
While Aphton has been building the infrastructure and network of patient recruitment centers, Aphton is close to completion of large batches of manufactured material which could be used for large numbers of doses of Gastrimmune(TM). This capacity significantly exceeds the amounts required for the pivotal stomach cancer trial; thus, planning is now well underway for the colon and pancreatic cancer indications, as well. Aphton has been receiving many calls from physicians and patients with cancers of the gastrointestinal system seeking "Compassionate Use" with Gastrimmune(TM). Regretfully, however, Aphton cannot offer such treatments at this time.

Strategic Alliances and Wall Street Research Coverage
We are very pleased to report that in June, 1998, both of management's highest priority-strategic objectives, exclusive of operations, were achieved.

A) On June 19, 1998, in a joint news release with SmithKline Beecham PLC (SB), we announced our worldwide collaboration and license agreement for the diagnosis, treatment and prevention of GnRH-related cancers and other diseases in humans. These reproductive system diseases include prostate, breast, ovarian and endometrial cancers, and endometriosis (non-cancer).

Under the agreement, which was described by research analysts (see (B) below) as having a royalty mechanism which provides Aphton with "unusually rich commercial terms" and which provides exclusive rights for SmithKline Beecham to Aphton's related patents and proprietary technology, SmithKline Beecham will be responsible for funding all costs of product development, clinical trials and approvals for worldwide marketing and distribution. At July 31, 1998 there was approximately $150,000 due to Aphton from SmithKline Beecham for product development costs incurred by Aphton.)

In addition: 1) SmithKline Beecham purchased from Aphton 237,867 newly issued common shares, at a premium, for $5,000,000, and 2) Aphton has a two-year option to sell to SmithKline Beecham additional newly-issued shares of common stock for $5,000,000, at the then market price.

B) Also on June 19, 1998, Morgan Stanley Dean Witter's Biotech research analysts, Douglas D. Lind, MD and Christopher R. Leonard, initiated research coverage with an Outperform rating for Aphton. Our strategic objective was to have a "Wall Street" firm initiate research coverage, which we recognized was crucial to our long-term development plans. We would be less than forthright if we did not state that we are very pleased that our first Wall Street research coverage was initiated by Morgan Stanley Dean Witter, whose reputation speaks for itself.

We believe the events and achievements discussed herein have positively and fundamentally transformed Aphton, and that as further achievements and product developments are announced and reported upon, Aphton's share price will, in due course, reflect those achievements and developments.

Finally, we are very pleased to report that SmithKline Beecham's management has moved rapidly and aggressively to implement the agreement with Aphton. Joint teams of SmithKline Beecham and Aphton Scientists and senior management have been meeting and developing clinical trial plans for the first indication, prostrate cancer, with Aphton's anti-GnRH immunogen. In parallel, under a manufacturing program initiated previously by Aphton, product will be released shortly for human use. A Phase I/II safety, dose-ranging and preliminary efficacy (testosterone marker) clinical trial will be initiated in the UK, where regulatory authority and ethics committee permissions to proceed have been received. In addition, plans are being formulated to expand the human trial into Western Europe, early in 1999.

                           Year 2000 and Other Issues

Many computer programs were written to use only two digits to identify the year. Thus, a computer program could read the digits "00" as the year 2000 or as the year 1900. In addition, microprocessors embedded in many operating facilities such as communication systems may cause equipment malfunctions because of the year 2000 date change. Failure by third parties upon which the Company relies (or by the Company) to address the year 2000 issues could cause material loss to the Company.

Management has completed the awareness and assessment phase of a comprehensive program to address the year 2000 issue. The Company utilizes standard "off-the-shelf" software and will implement any necessary vendor upgrades and modifications to assure continued functionality. At present, management does not expect that material incremental costs will be incurred in the aggregate or in any single future year.

The Company has also begun to assess the year 2000 compliance efforts of external parties upon which the Company relies. The Company is developing contingency plans for addressing any material failure to deal with the year 2000 date change that will address the Company's exposure to year 2000 noncompliance by third parties.

Even though the Company's planned software and hardware modifications and system upgrades should adequately address year 2000 issues, there can be no assurance that unforeseen difficulties will not arise. There is no assurance that the failure of any external party to resolve its year 2000 issues would not have a material adverse effect on the Company.

Although the Company does not own or engage in the trading of derivative instruments or hedging activities we note that in June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those derivative instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this standard will not effect the Company's financial statements.

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

On February 14, 1997 Aphton signed an agreement with Pasteur Merieux Connaught ("PMC") (Rhone-Poulenc Group), a leader in medical science and research and the world's largest vaccine manufacturer and marketer, for a strategic alliance for all human cancer applications of the Company's product Gastrimmune(TM)including stomach, colorectal, liver and pancreatic cancers. Under the terms of the twenty-year license and co-promotion agreement, Aphton will be responsible for product development, clinical trials and regulatory agency approvals, and PMC will be responsible for promotion, advertising, marketing, distribution and sales of Gastrimmune(TM) in the United States, Canada, Europe (including the C.I.S. countries) and Mexico. Under the terms of the agreement, in addition to upfront consideration aggregating $10 million including $1 million cash and the supply commitment (of material suitable for human use) of $9 million, Aphton will receive the majority of the profits from sales of Gastrimmune(TM) with the balance of profits to be retained by PMC. There is no provision under the agreement for the unconditional supply commitment to be satisfied by PMC with a cash payment. (The $10 million license payment was recognized for tax purposes in the year ended April 30, 1997.) Discussions are continuing between PMC and Aphton for marketing rights to Gastrimmune(TM) in Japan and other Asian markets.

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

          b.     There were no reports on Form 8-K filed during this quarter.



















                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.
                                                   Aphton Corporation

Date:  September 1, 1998                By:       /s/ Philip C. Gevas
                                                           --------------------
                                                      Philip C. Gevas
                                                      Chairman, President and
                                                      Chief Executive Officer