Form 10-Q/A
period 1998-07-31
APHTON CORP
filed 1998-09-16
CIK 840319

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

Results  of  Operations
The Company's total costs and expenses increased by $1,122,154 to $5,046,246 for the six months ended July 31, 1998 over the corresponding period of the prior year. This 29% increase was due primarily to increased research and development activities. Research and development expenses during that period increased by $1,646,913 to $4,460,235. This 59% increase was due to increased clinical trial activity. Non-cash interest and amortized interest expense relating to a convertible security decreased by $795,132 to zero due to the conversion of the convertible security to equity in fiscal 1998.

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

Survival
In January of 1998, Aphton announced increased survival results, which were statistically significant, from a comparative analysis of its Phase I/II clinical trials in which Aphton's anti-gastrin therapeutic vaccine Gastrimmune(TM) was administered to patients with end-stage colorectal cancer (i.e. end-stage "advanced" Dukes D). A more detailed discussion of the study, including the treatment group and placebo group, prior treatments and spread
(metastases), median survival advantage (in contrast to merely response / reduction of tumor size) of the treatment group, statistical significance, both by univariate and multivariate analysis, was presented in Aphton's Form 10-K for the (new) fiscal year ended January 31, 1998, and at the American Society of Clinical Oncology (ASCO), in May, 1998. Aphton's Phase III trial program currently encompasses the gastrointestinal system cancers of the colon / rectum; stomach; pancreas; liver and esophagus. Since all of these are stimulated by gastrin, Aphton could and did select stomach cancer as the first indication for which regulatory approval will be sought, because: (a) survival time, the "end point," is short relative to colon cancer; (b) trial costs are relatively low;
(c) there is no current effective therapy; (d) the number of patients, worldwide, is in the millions.

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

B) Also on June 19, 1998, Morgan Stanley Dean Witter's Biotech research analysts, Douglas D. Lind, MD and Christopher R. Leonard, initiated research coverage with an Outperform rating for Aphton. Our strategic objective was to have a "Wall Street" firm initiate research coverage, which we recognized was crucial to our long-term development plans. We would be less than forthright if we did not state that we are very pleased that our first Wall Street research coverage was initiated by Morgan Stanley Dean Witter.

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

Date:  September 14, 1998               By:       /s/ Philip C. Gevas
                                                      --------------------
                                                      Philip C. Gevas
                                                      Chairman, President and
                                                      Chief Executive Officer