Form 10-Q
period 1998-10-31
APHTON CORP
filed 1998-12-15
CIK 840319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended October 31, 1998       Commission File Number 0-19122


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


        Registrant's telephone number, including area code (305)374-7338

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes No __


       The number of shares of Common Stock outstanding as of the close of business on December 7, 1998:

                                 Class Number of
                               Shares outstanding

                      Common Stock, no par value 14,431,784



                               APHTON CORPORATION

                                      Index


                                                                 Page

Part I - Financial Information                                     3

    Item 1.  Financial Statements:

       Balance Sheets - October 31, 1998 and January 31, 1998      3

       Statements of Operations - Three and nine months ended
          October 31, 1998 and 1997                                4

       Statements of Stockholders' Equity - Nine months ended
        October 31, and January 31, 1998                           5

       Statements of Cash Flows - Nine months ended October 31, 1998
          and 1997                                                 5

    Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations              6


Part II - Other Information

    Item 1.  Legal Proceedings                                     8

    Item 2.  Changes in Securities                                 8

    Item 3.  Defaults Upon Senior Securities                       8

    Item 4.  Submission of Matters to a Vote of Security Holders   8

    Item 5.  Other Information                                     8

    Item 6.  Exhibits and Reports on Form 8-K                      8

Signature Page                                                     8







                               APHTON CORPORATION
                         Part I - Financial Information
The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of October 31, 1998 and January 31, 1998 and the results of its operations and its cash flows for the three and nine months ended October 31, 1998 and 1997. The January 31, 1998 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                               APHTON CORPORATION
             Balance Sheets - October 31, 1998 and January 31, 1998
                                              October 31,       January 31,
                                                1998                1998
                                     Assets
Current Assets:
Cash and short-term cash investments         $12,337,740        $14,226,000
Other assets (including current portion of
     unconditional supply commitment)            612,096            205,454
         Total current assets                 12,949,836         14,431,454
Equipment and improvements, at cost,
     net of accumulated depreciation
     and amortization                            226,346            197,736
Unconditional supply commitment                8,951,000          8,951,000
         Total assets                        $22,127,182        $23,580,190

                                    Liabilities and Stockholders' Equity
Liabilities:
Current liabilities:
     Accounts payable and other               $2,876,851         $2,273,072
         Total current liabilities             2,876,851          2,273,072
Deferred revenue                              10,000,000         10,000,000
         Total liabilities                    12,876,851         12,273,072

Commitment

Stockholders' Equity:
     Common stock, $0.001 par value -
     Authorized:  30,000,000 shares
     Issued and outstanding:  14,431,784
     shares at October 31, 1998 and
     14,191,217 at January 31, 1998              14,432             14,191
     Additional paid in capital              47,960,141         42,955,207
     Purchase warrants                          336,904            341,404
     Accumulated deficit                    (39,061,146)       (32,003,684)
         Total stockholders' equity           9,250,331         11,307,118
         Total liabilities and
          stockholders' equity              $22,127,182        $23,580,190






                               APHTON CORPORATION
                            Statements of operations
          for the three and nine months ended October 31, 1998 and 1997

                              Three Months Ended         Nine Months Ended
                                  October 31,               October 31,
Revenue:                       1998          1997          1998        1997
    Dividend, interest
     and other income       $152,933      $198,999      $441,073     $416,742
       Total                 152,933       198,999       441,073      416,742
Costs and Expenses:
    Research and
    development expense    2,026,636     1,262,789     6,486,871    4,076,111
    General and
      administrative expense 425,653       192,734     1,011,664      508,372
    Non-cash interest and
     amortized interest
     expense of convertible
     security                              791,209                  1,586,341

    Total costs
         and expenses      2,452,289     2,246,732     7,498,535    6,170,824
      Net loss           $(2,299,356)  $(2,047,733)  $(7,057,462) $(5,754,082)
    Basic and diluted
    loss per common and
    common equivalent share   $(0.16)       $(0.15)       $(0.49)      $(0.43)
   Weighted average number
    of common shares
     outstanding          14,431,117    13,754,876    14,297,613   13,353,781
The Company has adopted SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. The Company's basic loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding. The Company's common stock equivalents, which consist of 2,015,600 purchase warrants, could potentially dilute basic earnings per share in the future and were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

                               APHTON CORPORATION
                       Statements of stockholders' equity
                   for the nine months ended October 31, 1998
                 and for the nine months ended January 31, 1998
               Common     Stock    Additional
                                    Paid in   Purchase  Accumulated
               Shares    Amount     Capital   Warrants    Deficit     Total
Balance,
May 1, 1997 12,913,149 $26,665,091 $1,097,560 $147,004 $(25,399,140)$2,510,515
Sale of
stock, net     715,000  10,000,000          -        -            - 10,000,000

Issuance of
purchase
warrants
for services
                     -          -    198,900        -            -     198,900
Exercise of
purchase
warrants         1,000      4,000      5,500   (4,500)           -         500

Transfer between
equity accounts
resulting from a
change in the par
value of the stock   - (41,857,647)41,857,647      -             -           -

Conversion of
 convertible
 debt          559,068   5,201,247          -      -             -   5,201,247

Net loss             -           -          -      -    (6,604,544) (6,604,544)

Balance,
January 31,
 1998      14,191,217       14,191 42,955,207 341,404  (32,003,684) 11,307,118

Exercise of
 purchase
 warrants       2,700            3     5,172   (4,500)           -        675

Sale of stock,
 net          237,867         238 4,999,762        -            -  5,000,000

Net loss            -           -         -        -   (7,057,462)(7,057,462)

Balance,
October 31,
 1998      14,431,784     $14,432 $47,960,141$336,904$(39,061,146) $9,250,331

                               APHTON CORPORATION
  Statements of cash flows for the nine months ended October 31, 1998 and 1997
           Increase (decrease) in cash and short-term cash investments
                                                Nine Months Ended October 31,
                                             1998                     1997
Net cash used in operating activities    $(6,799,077)            $(3,186,551)
Net cash provided by non-operating
     activities-financing                  5,000,675              14,669,157
Net cash used by non-operating
     activities-investing                    (89,858)               (107,496)
Net change in cash and short-term
     cash investments                     (1,888,260)             11,375,110
Cash and short-term cash investments:
    Beginning of period                   14,226,000               4,385,787
    End of period                        $12,337,740             $15,760,897

       Reconciliation of net loss to net cash used in operating activities
Net loss                                 $(7,057,462)            $(5,754,082)
Adjustments to reconcile net loss to net cash
    used in operating activities:
Non-cash interest expense settled by
    issuance of stock                              -                 153,825
    Amortized (non-cash) interest
     expense of convertible security               -               1,385,060
    Depreciation                              61,248                  60,555
Changes in-
    Cash receipt treated as deferred revenue       -               1,000,000
    Other assets                            (406,642)                 26,671
    Accounts payable and other               603,779                 (58,580)
Net cash used in operating activities    $(6,799,077)            $(3,186,551)

In the nine months ended October 31, 1997, the Company issued 11,191 shares of stock in settlement of accrued interest of $153,825.


                Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations

                                     General
Aphton Corporation is a biopharmaceutical company developing products using its innovative vaccine-like technology for neutralizing hormones that participate in gastrointestinal system and reproductive system cancer and non-cancer diseases; and the prevention of pregnancy. Aphton has strategic alliances with Pasteur Merieux Connaught (Rhone-Poulenc Group), SmithKline Beecham, Schering Plough Animal Health and the World Health Organization (WHO). Aphton's Web page, describing the company, its technology, products, strategic alliances, news releases and listing reports of independent brokerage research analysts, can be visited at: www.aphton.com ; or, you may call us at 305-374-7338 and Aphton's Investor Services will mail you an investor packet.

                           Background / Major Results
Results of Operations The Company's total costs and expenses increased from $6,170,824 to $7,498,535 for the nine months ended October 31, 1998 over the corresponding period of the prior year. This 22% increase was due primarily to increased research and development activities. Research and development expenses during that period increased from $4,076,111 to $6,486,871. This 59% increase was due to increased clinical trial (development) activity. Non-cash interest and amortized interest expense relating to a convertible security decreased $1,586,341 to zero due to the conversion of the convertible security to equity in fiscal 1998. At October 31, 1998 there was approximately $483,000 due to Aphton from SmithKline Beecham for product development costs incurred by Aphton. (See Strategic Alliances, below.)

Safety / Dose Ranging       See Web page for previously announced results.

Survival                    See Web page for previously announced results.

Trials
                            Gastrointestinal Cancers
Aphton announced in November, 1998, that it has started a Phase III clinical trial program for the indication of pancreatic cancer in the UK and expects to expand the trial to multiple centers in the US and elsewhere in Europe during 1999.
                                 Prostate Cancer
In October, 1998, Aphton announced the start of a Phase I/II clinical trial program in the UK for the prostate cancer indication with Aphton's anti-GnRH immunogen, as part of the previously reported strategic alliance with SmithKline Beecham. This phase of the program focuses on safety, dose-ranging and preliminary efficacy (testosterone marker). Aphton expects that the trial will be expanded into the US and elsewhere in Europe in the first half of 1999.

Strategic Objectives
See Web page for previous announcement in June, 1998, on achievement of management's strategic objectives for calendar 1998, exclusive of operations.

Strategic Alliances
On June 19, 1998, in a joint news release with SmithKline Beecham PLC (SB), Aphton announced its worldwide collaboration and license agreement for the diagnosis, treatment and prevention of GnRH-related cancers and other diseases in humans. These reproductive system diseases include prostate, breast, ovarian and endometrial cancers, and endometriosis (non-cancer). Aphton also has strategic alliances with Pasteur Merieux Connaught (Rhone-Poulenc Group), Schering Plough Animal Health and the World Health Organization (WHO). Aphton's Web page, describing the company, its technology, products, strategic alliances, news releases and listing reports of independent brokerage research analysts, can be visited at: www.aphton.com ; or, you may call us at 305-374-7338 and Aphton'[s Investor Services will mail you an investor packet.

Wall Street Research Coverage
Morgan Stanley Dean Witter initiated research coverage of Aphton in June, 1998. Aphton's Web page, describing the company, its technology, products, strategic alliances, news releases and listing reports of independent brokerage research analysts, can be visited at: www.aphton.com ; or, you may call us at 305-374-7338 and Aphton's Investor Services will mail you an investor packet.

                           Year 2000 and Other Issues

Many computer programs were written to use only two digits to identify the year. Thus, a computer program could read the digits "00" as the year 2000 or as the year 1900. In addition, microprocessors embedded in many operating facilities such as communication systems may cause equipment malfunctions because of the year 2000 date change. Failure by third parties upon which the Company relies (or by the Company) to address the year 2000 issue could cause material loss to the Company.

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

Inflation and changing prices have not had a significant effect on continuing operations and are not expected to have any material effect in the foreseeable future. The anticipated change in European currency is not expected to have any impact on continuing operations. Dividend, interest and other income were primarily derived from money-market accounts.

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

In the two years ended October 31, 1998 the Company sold stock for $20,000,000 through private placements and a convertible debenture. In addition, the Company has received commitments from strategic partners SmithKline Beecham, Pasteur Merieux Connaught and Schering Plough Animal Health to fund certain product development costs.

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

Item 6.   Exhibits and Reports on Form 8-K.

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

                                                 Aphton Corporation
Date:  December 7, 1998          By:         /s/ Frederick W. Jacobs
                                              ----------------------
                                                 Frederick W. Jacobs
                                                 Treasurer and Chief
                                                    Accounting Officer