Form 10-K
period 1999-01-31
APHTON CORP
filed 1999-04-30
CIK 840319

______________________
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________
                                    FORM 10-K
                                   (MARK ONE)
                (X) Annual Report Pursuant to Section 13 or 15(d)
            of the Securities and Exchange Act of 1934 (Fee Required)
                   For the Fiscal Year Ended January 31, 1999

                                       Or

              ( ) Transition Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 (No Fee Required)
                  For the transition period from _____ to _____

                           Commission File No. 0-19122
                                   ___________

                               APHTON CORPORATION
                        444 Brickell Avenue, Suite 51-507
                            Miami, Florida 33131-2492
                                 (305) 374-7338
Incorporated in Delaware                     I.R.S. Employer Identification
                                                     No. 95-3640931

           Securities Registered pursuant to Section 12(g) of the Act:
                         Common Stock ($.001 par value)
                               Title of Each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of the registrant's and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

 Aggregate market value of Common Stock ($.001 par value) held by non-affiliates on March 31, 1999 based on the last sale price on March 31, 1999: $199,110,730

               Number of shares of Common Stock ($.001 par value)
                  Outstanding as of March 31, 1999: 14,433,384


                       Documents Incorporated by Reference

        Document                                        Part of Form 10-K
Proxy Statement for the Annual                                Part III
   Meeting of Stockholders




                                     PART I

Item 1.  Business
                                   The Company

Aphton Corporation is a biopharmaceutical company developing products using its innovative vaccine-like technology for neutralizing hormones that participate in gastrointestinal system and reproductive system cancer and non-cancer diseases; and the prevention of pregnancy. Aphton has strategic alliances with Pasteur Merieux Connaught (Rhone-Poulenc Group), SmithKline Beecham, Schering-Plough Animal Health and the World Health Organization (WHO). Aphton's Web page, describing the company, its technology, products, strategic alliances and news releases, can be visited at: www.aphton.com.

                                Basis of Approach

Aphton's approach to the treatment of major diseases is to employ anti "hormone therapy." Aphton's hormone therapy involves neutralizing, or blocking, targeted hormones which play a critical role in diseases of the gastrointestinal and reproduction systems. Aphton has selected the strategy of hormone therapy because it has proved, over many years, to be efficacious in the treatment of major diseases, both malignant and non-malignant. In short, because this risk-averse strategy has been proven to be effective in humans. Well-documented examples of such efficacy in humans are: either blocking the hormone gastrin
(Proglumide) or blocking histamine (Zantac, Tagamet), which is a hormone stimulated by gastrin, in order to reduce stomach acid to treat ulcerations of the esophagus and to heal or prevent peptic ulcers; blocking estrogen (Tamoxifen) for breast cancer therapy and blocking the production of testosterone (Lupron, Zoladex) for prostate cancer therapy.

                               Results and Status

Anti-Gastrin Immunogen
Overview
Aphton's anti-gastrin immunogen programs which treat human cancers encompass several gastrointestinal system cancers since adenocarcinomas arising in the gastrointestinal system are stimulated by the hormones gastrin 17 and glycine-extended gastrin 17. Aphton's anti-gastrin immunogen induces antibodies in the patient that neutralize both gastrin 17 and glycine-extended gastrin 17. The company knows of no other vaccine or drug that selectively blocks or neutralizes both gastrin 17 and glycine-extended gastrin 17.

Safety / Dose Ranging
Aphton has successfully completed a safety and dose-ranging Phase I/II clinical trial with its anti-gastrin immunogen in terminal cancer patients. The anti-gastrin immunogen induced large antibody responses in terminally ill patients whose colon cancer had not only metastasized to the liver, but was considered "end-stage".

Survival
In 1998, Aphton announced increased survival results, which were statistically significant, from a comparative analysis of its Phase I/II clinical trials in which Aphton's anti-gastrin immunogen was administered to patients with end-stage colorectal cancer ("advanced" Duke's D). The study was carried out at the Queens Medical Center, University of Nottingham, United Kingdom (UK). The group treated with the anti-gastrin immunogen had 40 evaluable patients. The comparative placebo group was from a parallel study at the same medical center, with the same principal investigator as the Aphton study, carried out under the auspices of the Cancer Research Campaign (CRC). The CRC is a leading cancer research organization in the UK. The placebo group from the CRC study had 77 evaluable patients, also with end-stage colorectal cancer.

The anti-gastrin immunogen treatment group and placebo group had similar patient inclusion and exclusion criteria. The treatment group had a higher proportion of patients with liver and a similar incidence of lung metastases. A larger proportion of patients in the placebo group had received adjuvant chemotherapy or chemotherapy for advanced disease, prior to entry into the trial. Both the lower rate of liver metastases and the higher proportion of antecedent chemotherapy in the placebo group, tended to confer on the placebo group an expected, or theoretical, "survival advantage" over the treatment group (anti-gastrin immunogen).

Results: The patients immunized with Aphton's anti-gastrin immunogen had a median survival of 338 days versus 184 days for the placebo group. The increased survival in the treatment group was statistically significant both by univariate analysis and by multivariate analysis.

Phase III Clinical Trial Programs
Aphton's Phase III clinical trial programs encompass several gastrointestinal system cancers. Aphton selected stomach cancer as the first indication to begin Phase III clinical trials in, because: (a) survival time, the "end point," is short relative to colon cancer (the patients selected in Phase I/II); (b) trial costs are relatively low; (c) there is no current effective therapy; (d) the number of patients, worldwide, is in the millions. Subsequently, Aphton also initiated Phase III clinical trials with its anti-gastrin immunogen to treat patients with pancreatic cancer and colorectal cancer.

Strategic Alliance
In 1997 Aphton signed an agreement with Pasteur Merieux Connaught ("PMC") the vaccine business of Rhone-Poulenc Group, for a strategic alliance for all human cancer applications of its anti-gastrin immunogen, including stomach, colorectal, liver, esophageal and pancreatic cancers. Under the terms of the twenty-year agreement, Aphton is responsible for product development, clinical trials and regulatory agency approvals, and PMC is responsible for and will fund the promotion, advertising, marketing, distribution and sales of Aphton's anti-gastrin immunogen in North America, Mexico and Europe. In addition, Aphton and PMC have entered into further agreements providing for the supply of certain components of the anti-gastrin immunogen (as well as other Aphton products) from PMC to Aphton.

Aphton is in active discussions with potential strategic partners for marketing rights to the anti-gastrin immunogen in Japan and Asia. Because of the high per capita incidence of gastrointestinal cancers in Japan and other Asian countries, Aphton is pursuing these discussions as a high priority subject.

GnRH pharmaccine
Overview
Aphton has developed a second major anti-hormone immunogen for human cancer indications, one that targets the reproductive hormone Gonadotropin Releasing Hormone (GnRH) and which is now in Phase I/II clinical trials. By successfully neutralizing (blocking) GnRH, it shuts down the production of estrogen and testosterone in the gonadal organs. Estrogen fuels breast cancer and testosterone fuels prostate cancer. It has been known for decades that biological blockage, like physical castration, is efficacious in the treatment of prostate and breast cancers. Aphton's anti-GnRH immunogen induces biological blockage.

Safety / Dose Ranging
In October 1998, a safety and dose-ranging trial was initiated using Aphton's anti-GnRH immunogen called GnRH pharmaccine, in patients with advanced prostate cancer. The purpose of the safety and dose-ranging trial is to demonstrate safety and determine an optimal dose regimen to use in the pivotal Phase III efficacy trial.

Biological Castration
The objective of immunizing with GnRH pharmaccine is to reduce gonadal testosterone to levels achieved by surgical castration. In March 1999, Aphton announced that GnRH pharmaccine reduced, in some patients at the lowest dose level, gonadal testosterone to levels achieved by surgical castration. This demonstrated "proof of concept" in man. In addition, the prostate cancer "progression" marker Prostate Specific Antigen (PSA) was reduced markedly in these patients to very low levels.


Strategic Alliance
In June 1998, Aphton and SmithKline Beecham signed a Collaboration and License Agreement for a worldwide strategic alliance for Aphton's anti-GnRH immunogen. The agreement covers the diagnosis, treatment and prevention of GnRH-related cancers and other diseases in humans. Human cancer indications for Aphton's GnRH pharmaccine are prostate, breast, ovarian and endometrial cancer. Additional medical indications for GnRH pharmaccine are endometriosis, polycystic ovaries, uterine fibroids, infertility and precocious puberty.

Under terms of the agreement, SmithKline Beecham received exclusive rights worldwide to Aphton's GnRH-related patents and proprietary technology. Aphton and SmithKline Beecham are collaborating in a joint product development program. SmithKline Beecham is responsible for funding all costs of product development, clinical trials and regulatory approvals, and for worldwide marketing and distribution of approved products. The agreement uses a royalty mechanism based on product sales, in dollars, worldwide to determine Aphton's revenues.

Immunocontraceptive
Aphton's immunocontraceptive, an anti-hCG immunogen which prevents pregnancy, has been in a Phase I/II trial, funded by the World Health Organization (WHO). Aphton has developed a "next generation" anti-hCG immunogen which incorporates two major advances: (1) Aphton's proprietary delivery vehicle which provides a protection profile tailored to meet the consensus of needs as communicated to Aphton and WHO by Women's Healthcare Organizations; (2) An additional target on hCG as part of the immunogen which provides increased efficacy. Women will be immunized in a continuing but accelerated, Phase I/II trial in the near future with this new formulation. It is expected that a final pivotal Phase III trial will follow shortly thereafter.

Equine Anti-Gastrin Immunogen
In 1998, a preliminary safety trial commenced using Aphton's Equine (horse) anti-gastrin immunogen to reduce stomach acid and heal ulcers in horses. Following completion of this safety and a dose-ranging phase, a larger safety and a pivotal efficacy trial are planned.

In August, 1997, Aphton announced that it formed an exclusive worldwide strategic alliance with Schering-Plough Animal Health for the development, clinical testing, manufacturing and marketing of Aphton's proprietary anti-gastrin immunogen, as a veterinary product, that reduces stomach acid and heals peptic ulcers in animals. Equine (horse) ulcers was selected as the first indication to be pursued under the alliance. Under the terms of the agreement, Schering-Plough Animal Health will work closely with Aphton's scientists and management to bring the anti-gastrin immunogen to market. Schering-Plough is responsible for all capital costs and financial requirements, product development, clinical trials and marketing for each animal health indication. Schering-Plough Animal Health and Aphton will share in all product profits.

                              Technical Background

Aphton has developed an innovative technology to create immunogens, which are vaccine-like products. They harness and direct the body's immune system to generate antibodies which bind to specific peptide portions of the administered immunogen. These antibodies cross-react (bind) with targeted "self" molecules, such as hormones, when they encounter that portion of the hormone which is similar to the peptide portion of the administered immunogen. Because diseases involving hormones are not pathogen (microorganism) driven, they have not been viewed traditionally as being susceptible to treatment using the body's immune system. Instead, the traditional pharmaceutical industry approach to controlling these diseases has been to treat them with synthetic drugs. These drugs typically must be administered in relatively large quantities and on a daily or more frequent basis, giving rise to patient compliance problems, and often have adverse side effects. In contrast, Aphton's immunogens create a strong antibody response from the patient's own immune system and have a longer-lasting therapeutic effect. Aphton's technology enables it to specifically target a small sequence within the hormone to be neutralized, in order to achieve a specific desired biological and physiological response. This approach directs all of the immunogen-induced antibodies to the targeted hormone sequence, and at the same time: minimizes the possibility of undesired physiological consequences through cross-reactivity of the immunogen with any self molecule or portion thereof, other than the specifically-targeted hormone sequence; and avoids the possibility of autoimmune disease where the antibody production is not "turned off." This is because the antibody production can only be "turned on and kept on" in the presence of the "carrier" portion of the immunogen (see below). Indeed, without a "booster shot" of the immunogen, the antibodies wane
(diminish) and are cleared by the body, over time. Aphton's products may be administered in much smaller dosages and on a much less frequent basis than pharmaceutical drugs; typically twice a year. This virtually eliminates the problem of patient compliance, which is associated with pharmaceutical drugs.



Aphton's anti-gastrin immunogen, for example, consists of:

     (a) A synthetic peptide, which is similar to a portion of the hormone gastrin 17 which is targeted to be neutralized (i.e., blocked or prevented from reaching and binding to its receptor).

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


The  anti-gastrin  immunogen,  is administered by injection,  with booster shots contemplated at, typically, six-month intervals. The immunogen induces antibodies in the patient which bind with peptide (a) and which also bind (cross-react) with and neutralize gastrin 17 (when they encounter that portion on gastrin 17 which is similar to peptide (a)). Gastrin 17 is known to drive (or fuel) colorectal, stomach, liver and pancreatic cancer. It is believed that neutralizing gastrin 17 will prove to inhibit both the growth and metastasis (spread) of these gastrointestinal cancers. In addition, the anti-gastrin immunogen uniquely neutralizes glycine-extended gastrin 17, which has also been shown, recently, to fuel these gastrointestinal system cancers.

Gastrin 17 is also responsible for the production of the bulk of stomach acid (approximately 90% in humans), the reduction of which is therapeutic for gastroesophageal reflux disease (GERD) and for both peptic ulcers and NSAID -induced ulcers (NSAID examples include Aspirin and Ibuprofen).

Aphton's anti-GnRH immunogen is similarly constructed. In this case, the synthetic peptide sequence in (a) represents the hormone GnRH, which is targeted to be neutralized. Neutralizing GnRH inhibits the production of estrogen, progesterone and testosterone. Inhibiting estrogen (and progesterone) is therapeutic for women with breast cancer, endometrial cancer, ovarian cancer and endometriosis. Inhibiting testosterone is therapeutic for men with prostate cancer.

Aphton's immunocontraceptive, which prevents pregnancy in humans, is also similarly constructed. In this case, the so-called "C-terminal" peptide portion of the hormone hCG (which is targeted to be neutralized) is synthesized. A second, unique target, located on the hormone hCG, is now also incorporated into the immunogen, which enhances efficacy. Pregnancy is prevented by immunizing the woman; this induces antibodies which bind to and neutralize hCG.

                               Strategic Alliances

In June, 1998, Aphton completed a major strategic alliance agreement with SmithKline Beecham for all human applications of its anti-GnRH immunogen, as discussed above. SmithKline Beecham is the world's largest vaccine company in terms of annual sales.

In August, 1997, Aphton completed a major strategic alliance with Schering-Plough Animal Health covering all animal health applications of Aphton's anti-gastrin immunogen, as discussed above. Schering-Plough Animal Health, in terms of annual sales, is one of the largest animal healthcare companies in the world.

In February, 1997, Aphton completed a major strategic alliance agreement with Pasteur Merieux Connaught (Rhone Poulenc Group) for all human cancer applications of the anti-gastrin immunogen, as discussed above. Pasteur Merieux Connaught is the largest vaccine company in the world in terms of annual patients dosed. Subsequently, Rhone-Poulenc Group and Hoechst A.G. have announced an agreement to merge the two companies into a new company to be called Aventis. The Rhone-Poulenc Group / Hoechst A.G. merger is expected to be completed during 1999. Pasteur Merieux Connaught will be responsible for the vaccine business of Aventis. We believe this merger strengthens our anti-gastrin immunogen program as Pasteur Merieux Connaught now will be responsible for Aventis' entire vaccine business, worldwide. In addition, Rhone-Poulenc Rorer, the other "arm" (together with Pasteur Merieux Connaught) of Rhone-Poulenc Pharma, has been increasingly participating in the Clinical Trials Program for the anti-gastrin immunogen. Rhone-Poulenc Rorer is a major factor in the worldwide cancer markets, including the successful commercialization of Taxotere, as well as other cancer products.

In January, 1995, Aphton announced a major relationship with the World Health Organization (WHO), for the development and testing of an immunocontraceptive (which prevents pregnancy), as well as exclusive rights for the manufacture, distribution and supply of the immunocontraceptive for the developing countries, worldwide. Under a separate agreement executed simultaneously, Aphton has exclusive manufacturing and distribution rights for the immunocontraceptive in the developed countries.
                           Manufacturing and Marketing

Aphton plans to commercialize its products by executing long-term contracts with third parties, including major pharmaceutical companies, to manufacture its products and by contracting with similar drug companies to market, sell and distribute its products.

The contract manufacturing "outsourcing" approach takes advantage of the large and available manufacturing resources of pharmaceutical industry companies. Aphton has contracted with drug manufacturing sources which have provided Aphton's immunogens for toxicology studies and clinical trials. Aphton's contract marketing, distribution and sales (outsourcing) strategy, as exemplified by the Pasteur Merieux Connaught, SmithKline Beecham and Schering-Plough Animal Health agreements, similarly takes advantage of the large and effective sales forces of the major pharmaceutical companies. Aphton's capital formation, personnel and plant and equipment requirements, together with associated risks, are clearly greatly reduced by such a commercialization strategy. This significantly enhances Aphton's ability to achieve rapid market penetration and growth and to exploit the benefits of the patent life of its products.

It should be noted that contract manufacturing and contract marketing differ significantly from the normal "licensing" of products to third parties. In the former, Aphton can retain a significantly larger degree of control, share of profits and thus earnings. Under typical licensing (with royalty payments which are generally a small percentage of sales), the opposite would be the case. By avoiding the industry norm of "corporate partnering" with drug companies in its earlier development stages, and by both undertaking and overcoming the associated risks, Aphton has earned and retained its options and the ability to optimally carry out its commercialization approach. This strategy was successfully validated with Aphton's agreements with Pasteur Merieux Connaught, SmithKline Beecham and Schering-Plough Animal Health.

                            Patents and Trade Secrets

Proprietary protection for Aphton's products is central to the Company's business. Aphton's policy is to protect its technology by, among other things, filing patent applications in worldwide markets of interest for products which it considers important and intends to market. In that regard, Aphton has filed patent applications and has continued to receive patents for its products, both domestic and foreign. Additional patent applications are in preparation or being filed or are pending in the US and in other countries. Aphton intends to continue filing additional patent applications relating to its products and, when appropriate, improvements in its technology and other specific products that it develops.

                                   Regulation

Government regulation in the US and other countries is a significant factor in the development and marketing of all of the Company's products and in the Company's ongoing research and development activities. International regulations governing human clinical studies can vary widely, depending on the specific country. In particular, regulatory approvals in certain countries, including countries in the European Union with a combined population larger than that of the US, often result in more rapid product approvals than in the US. Aphton will conduct trials with some of its products commencing in the UK (where much of the data is expected to be readily acceptable in the US, given the high standards of medicine and clinical trials monitoring in the UK), in addition to conducting trials in the US and elsewhere in the world, if, and as, required or advantageous. Regulatory approval, of course, is required for marketing a product in the US and other countries.

Clinical trials of new drugs are typically conducted in three sequential phases. Phase I studies typically test the product for safety tolerance. Phase II studies involve limited trials to determine the optimal dose and frequency of administration and an indication of efficacy for defined indications. When the product has been found safe and shows promise of efficacy, further (pivotal) trials are undertaken in Phase III to fully evaluate clinical efficacy and to test further for safety using a large number of patients at geographically diverse medical centers.

                   Directors, Executive Officers and Employees

The directors and executive officers of the Company are set forth below:
Name:                                     Position(s):
Philip C. Gevas                           Chairman of the Board of Directors,
                                          President and Chief Executive Officer

William A. Hasler                         Vice  Chairman of the Board of
                                          Directors  and  Co-Chief
                                          Executive  Officer

Robert S. Basso                           Chairman of Compensation
                                          and Audit Committees and Director

Nicholas John Stathis, Esq.               Director

Dov Michaeli, M.D., Ph.D.                 Senior Vice President,
                                          Director of Medical Science and
                                          Chief Medical Officer

Richard Ascione, Ph.D.                    Vice President, Director of
                                          Laboratory of Molecular Medicine

Paul Broome, MB., Ch.B., MFPM             Vice President and Medical Director,
                                          Clinical Trials and Regulatory
                                          Affairs

Peter Blackburn, Ph.D.                    Vice President, Program Development

Theo de Roij, D.V.M., Ph.D.               Vice President, Business and
                                          Product Development

Douglas A. Eayrs                          Vice President, Chief Financial
                                          Information Officer

Donald Henderson                          Regional Managing Director,
                                          Finance and Administration

Frederick W. Jacobs                       Treasurer and Chief
                                          Accounting Officer

Philip C. Gevas--Chairman of the Board of Directors, President and Chief Executive Officer, has served as Director, President and Chief Executive Officer since co-founding Aphton in 1981. Previously, Mr. Gevas had over ten years experience in executive management, including finance, manufacturing and marketing, following ten years of experience as a project scientist/engineer. Mr. Gevas conceived and directed the development of Aphton's inventions which have resulted in numerous patents for Aphton, both US and foreign, for the treatment of colorectal, pancreatic, liver, esophageal and stomach cancers, GERD and chronic peptic ulcers. He is also a co-inventor for Aphton's human contraceptive product (issued patent). Mr. Gevas has the degrees of M.E., and M.S. Mathematics (Stevens Institute of Technology) and M.S.E.E. (Ohio State University).

William A. Hasler--Vice Chairman of the Board of Directors and Co-Chief Executive Officer. In August, 1998, Mr. Hasler was appointed the Co-Chief Executive Officer of the Company. Mr. Hasler has been a Director of the Company since October, 1991 and was elected Vice Chairman in 1996. From 1991 until he joined the Company in 1998 as Co-CEO, Mr. Hasler was Dean of both the Graduate School and Undergraduate School of Business at the University of California, Berkeley. Mr. Hasler was formerly Vice Chairman of KPMG Peat Marwick, responsible for management consulting worldwide. He is also a Director of Solectron Corporation, Walker Interactive Systems, Tenera, Inc., TCSI Corporation and is a Public Governor of the Pacific Exchange.

Robert S. Basso--Director of the Company since February, 1988, has been a Director of the Company or of its now dissolved subsidiary, Aphton Development Corporation, since 1984. Mr. Basso has been President, Correspondent Services Corporation (CSC) and a Managing Director of PaineWebber Incorporated since 1990. Formerly, Mr. Basso was President, Broadcort Capital Corporation and Managing Director, Merrill Lynch, Pierce, Fenner & Smith.

Nicholas John Stathis, Esq.--Director of the Company since January, 1994. Mr. Stathis is retired from the law firm of White & Case, where he was of counsel from 1989 to 1993. Prior to that he was partner at Botein, Hays & Sklar, from 1984 to 1989. Previously, Mr. Stathis was a partner successively at Watson, Leavenworth, Kelton & Taggart and Hopgood, Calimafde, Kalil, Blaustein & Judlowe. Since 1954, Mr. Stathis has been engaged in the practice of all phases of patent, trademark, copyright and unfair competition law, including conduct of litigation and counseling of Fortune 500 clients.

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

Peter Blackburn, Ph.D.-Vice President, Program Development of the Company since September, 1997. Previously Dr. Blackburn was Executive Vice President, Applied Microbiology, Inc., where he was employed for over ten years. His responsibilities encompassed those of a chief operating officer, engaged in the R&D and manufacture of antimicrobial peptides and pharmaceutical grade bulk drug. Earlier, and for ten years, he was engaged in academic research at the Rockefeller University, New York, in protein chemistry in the laboratory of two recipients of the Nobel Prize for Chemistry. Dr. Blackburn has published numerous papers in peer-reviewed journals and is the inventor on numerous US and foreign patents.

Theo de Roij, D.V.M., Ph.D.--Vice President, Business and Product Development since September 1998. Prior to joining the company, Dr. de Roij served as the Director of Business Development at SmithKline Beecham Biologicals S.A. responsible for worldwide business development activities. Previously, Dr. de Roij was employed by the Animal Health Division of Solvay, S.A. where he held several senior positions during his 13 year tenure with the company. For several years, he was the Corporate Director, Business Development for Solvay Animal Health responsible for worldwide business development and strategic planning.

Douglas A. Eayrs--Vice President, Chief Financial Information Officer. Prior to joining Aphton Corporation, Mr. Eayrs was a Research Analyst for John G. Kinnard & Company, a Minneapolis-based brokerage firm, since 1989 he focused primarily on companies developing new pharmaceutical drugs and emerging medical technologies. In 1996, Mr. Eayrs was named an "All-Star Analyst" in medical stocks in the Wall Street Journal's annual analyst survey. Mr. Eayrs also holds a Master's degree in Applied Economics (Marquette University).

Donald Henderson-Regional Managing Director, Finance and Administration of the Company since February, 1998. Mr. Henderson has held management positions with Warner Lambert and Fisons, including postings to Australia and Japan, and was most recently Director of Finance and Administration for Europe/Middle East/Africa for the Australian based pharmaceuticals group Fauldings. His experience includes implementing six corporate acquisitions, and creating new pharmaceutical operations in four countries. Mr. Henderson is qualified as a CPA-equivalent in England.

Frederick W. Jacobs--Treasurer and Chief Accounting Officer, has been with the Company since June, 1989. Previously, Mr. Jacobs, a CPA, was Chief Financial Officer at a Health Maintenance Organization (HMO) and before that served on the staff of Coopers & Lybrand, providing both audit and tax services.

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

Messrs. Basso and Stathis are non-executive Board Members.

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

Robert J. Scibienski, Ph.D., University of California, Los Angeles. A co-founder of the Company, Dr. Scibienski focuses on immunology-related basic technology at the Company, currently addressing immune system regulation and antigen presentation. Dr. Scibienski is a co-inventor of both issued US patents and a number of patent applications of the Company. Dr. Scibienski is Associate Professor, Department of Medical Microbiology and Immunology at the University of California, Davis. Dr. Scibienski has over thirty publications.

Vernon C. Stevens, Ph.D. Professor of Reproductive Biology, Ohio State University. Dr. Stevens is recognized worldwide as one of the pre-eminent authorities on vaccines for contraception and synthetic peptide based immunogen formulations. He pioneered the development of synthetic peptide immunogens for human use, particularly for Aphton's immunocontraceptive product, which prevents pregnancy, under development with the World Health Organization (WHO).

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

Stephen Grimes, Ph.D.,University of California, Davis. Dr. Grimes, Divisional Vice President, Immunology, is responsible for research and development in immunology and the experimental design and implementation of immunology-based projects. He also serves as the principal scientific deputy to Dr. Michaeli and Dr. Broome for Aphton's clinical trials projects. Dr. Grimes is a co-inventor of issued US patents of the Company and of additional patents in preparation and pending. Dr. Grimes came directly to the Company in 1981 upon finishing his doctoral dissertation under Dr. Scibienski at the University of California, Davis.

Both Dr. Karr and Dr. Grimes support closely the office of Program Development and Aphton's Product Development/Manufacturing Team in the UK, which includes former SmithKline Beecham employees with many years of development / manufacturing experience. Aphton employs approximately thirty-five individuals directly and has numerous others under contracts with other supporting organizations.

Item 2.  Properties

Aphton has noncancelable facilities leases expiring at various dates through fiscal 2003. The leases provide various options to renew. The minimum rental commitments for the fiscal years 2000 through 2003, respectively, are, $101,000, $103,000, $80,000, $22,000 and none thereafter. Rental expense for these leases for the year ended January 31, 1999, the nine months ended January 31, 1998 and for the years ended April 30, 1997 and 1996, was approximately $115,000, $80,000, $108,000 and $108,000, respectively.

Item 3.  Legal Proceedings

Aphton is not involved, and has never been involved, in any litigation, administrative or governmental proceeding and none is believed by Aphton's management to be threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.



                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Common Stock of Aphton has been trading on Nasdaq's National Market System since June 2, 1994. Aphton had been traded in the Nasdaq Small-Cap Issues (formerly over-the-counter) market since April 1, 1991, the date of Aphton's initial public offering. The following table sets forth high and low price information, provided by Nasdaq Historical Research Department, for each full quarter beginning after April 30, 1997. Aphton's Common Stock is traded under the symbol "APHT."

Fiscal Period Ended January 31, 1998:     High                      Low
         1st Quarter                    $15 1/2                   $ 11 1/2
         2nd Quarter                     16 1/2                     10 1/4
         3rd Quarter                     12 3/4                      9 3/8
Fiscal Period Ended January 31, 1999:
         1st Quarter                    $15                       $ 11 7/16
         2nd Quarter                     18 1/8                     11
         3rd Quarter                     13 1/4                      6 1/4
         4th Quarter                     17 1/2                    10 3/8
Quarter ended April 30, 1999:            17 3/4                    10 3/4

As of January 31, 1999, Aphton had approximately 300 shareholders of record and approximately 4,000 beneficial holders of its Common Stock. Aphton did not declare dividends on its common stock during the year ended January 31, 1999 and nine months ended January 31, 1998.

Item 6.  Selected Financial Data

                             SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to the Company's statements of operations and balance sheets for the year ended January 31, 1999, the nine months ended January 31, 1998 and each of the four years in the period ended April 30, 1997, are derived from audited financial statements and should be read together with the financial statements and related notes included in this Annual Report. All selected financial data are not covered by the independent accountants' report. The data presented below should be read together with the financial statements, related notes, and other financial information included herein.

                      (In thousands except for per share data)
                     Year    Nine Months
                    Ended      Ended     ---- Year Ended April 30,----
                 January 31, January 31,
Statements of
 Operations:          1999     1998     1997      1996      1995     1994
Revenue            $   547   $  534   $  271   $   438    $   463    $  62

Research & Development
Expenditures         9,063    4,963    5,206     4,501      3,905    2,924

Net Loss            (9,757)  (6,605)  (5,629)   (4,711)    (3,930)  (3,139)

Net Loss per Share
(basic and diluted) $(0.68)  $(0.48)  $(0.44)   $(0.37)    $(0.32)  $(0.28)

Weighted Average Shares
   Outstanding      14,431   13,733   12,913    12,723     12,378   11,268

                      January 31,      ------------  April 30, -----------
                     1999     1998     1997      1996        1995     1994
Balance Sheets:
Cash and Short-Term
Cash Investments    $10,164  $14,226   $8,846   $8,169      $7,520  $11,157
Total Assets         19,499   23,580   18,362    8,354       7,741   11,290
Total Liabilities    12,948   12,273   15,851    1,313         997      619
Accumulated Deficit (41,760) (32,004) (25,399) (19,770)    (15,059) (11,130)
Total Stockholders'
    Equity            6,552   11,307    2,511    7,041       6,744   10,671

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Year Ended January 31, 1999, Nine Months Ended January 31, 1998
                    and the Fiscal Year Ended April 30, 1997

During the year ended January 31, 1999, the Company reported a net loss of $9,756,815. During this period the Company had no contract or product revenues. Investment earnings on cash for twelve months was approximately the same as the $534,000 earned in the nine months ended January 31, 1998 due to lower average cash balances. Research and development expenditures were $9,062,775 which represented an increase in average quarterly research and development expenditures from about $1.7 million per quarter in the nine months ended January 31, 1998 to about $2.3 million per quarter for the year ended January 31, 1999. This 35% increase was budgeted for and related to the on-going and planned additional (human) Clinical Trials.

During the nine months ended January 31, 1998, the Company reported a net loss of $6,604,544, including non-cash interest expense of $1,566,971 relating to the convertible debenture described below. During this period the Company had no contract or product revenues. Investment earnings on cash increased $262,738 to $533,908 due to higher average cash balances. Research and development expenditures were $4,963,481 which represented an increase in average quarterly research and development expenditures from about $1.3 million per quarter in the year ended April 30, 1997 to about $1.7 million per quarter for the nine months ended January 31, 1998. This increase was budgeted for and related to the on-going and planned additional (human) Clinical Trials.

During the fiscal year ended April 30, 1997, the Company reported a net loss of $5,628,966. During this period the Company had no contract or product revenues. Investment earnings on cash decreased to $271,170 due to lower average cash balances. Research and development expenditures increased to $5,205,854. This increase was budgeted for and related to the on-going and planned additional (human) Clinical Trials.

In fiscal 1999, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits." These new accounting standards had no impact on the Company's financial statements since the Company does not have elements of comprehensive income other than net loss, nor does it provide pension or other postretirement benefits. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will not have an effect on the Company's financial statements since the Company does not engage in the transaction of derivative instruments and hedging activities.

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

In June 1998, Aphton and SmithKline Beecham signed a Collaboration and License Agreement for a worldwide strategic alliance for Aphton's anti-GnRH immunogen. The agreement covers the diagnosis, treatment and prevention of GnRH-related cancers and other diseases in humans. Human cancer indications for Aphton's GnRH pharmaccine are prostate, breast, ovarian and endometrial cancer. Additional medical indications for GnRH pharmaccine are endometriosis, polycystic ovaries, uterine fibroids, infertility and precocious puberty.

Under terms of the agreement, SmithKline Beecham received exclusive rights worldwide to Aphton's GnRH-related patents and proprietary technology. Aphton and SmithKline Beecham are collaborating in a joint product development program. SmithKline Beecham is responsible for funding all costs of product development, clinical trials and regulatory approvals, and for worldwide marketing and distribution of approved products. The agreement uses a royalty mechanism based on product sales, in dollars, worldwide to determine Aphton's revenues.

As part of the Agreement, SmithKline Beecham made an equity investment of $5,000,000 for shares of newly issued Aphton common stock. In addition, SmithKline Beecham has granted Aphton an irrevocable two-year option (which can be exercised by Aphton at any time during that period) to sell to SmithKline Beecham additional shares of newly-issued Aphton common stock for a value of $5,000,000 at the then current market price. If and when Aphton exercises that option, SmithKline Beecham shall have the right for 90 days to purchase a number of additional shares of newly-issued Aphton common stock for a value of $5,000,000 at the then current market price.

On June 17, 1997, the Company announced that it had received proceeds of $10,000,000 from the closing of a private financing of Common Stock. The Company issued 715,000 shares of common stock with a 7-year warrant for 225,000 shares exercisable at $17.50 per share.

In April 1997, the Company issued a $5,000,000 7% senior redeemable convertible debenture. During the nine months ended January 31, 1998 the debenture and related interest was converted into 559,068 shares of the Company's common stock. Non-cash interest on such debt amounted to approximately $1,567,000 in the nine months ended January 31, 1998 and $15,000 in fiscal 1997.

On February 14, 1997 Aphton signed an agreement with Pasteur Merieux Connaught ("PMC") (Rhone-Poulenc Group), a leader in medical science and research and the world's largest vaccine manufacturer and marketer, for a strategic alliance for all human cancer applications of the Company's anti-gastrin immunogen including stomach, colorectal, liver and pancreatic cancers. Under the terms of the twenty-year license and co-promotion agreement, Aphton will be responsible for product development, clinical trials and regulatory agency approvals, and PMC will be responsible for promotion, advertising, marketing, distribution and sales of its anti-gastrin immunogen in the United States, Canada, Europe (including the C.I.S. countries) and Mexico. In addition, Aphton and PMC will enter into agreements providing for: (a) the supply of anti-gastrin immunogen from Aphton to PMC; and (b) the supply of certain components of anti-gastrin immunogen (as well as other Aphton products) from PMC to Aphton. PMC will fund the costs associated with product introduction, promotion, advertising and marketing throughout the territory covered by the agreement. Under the terms of the agreement, in addition to upfront consideration aggregating $10 million including $1 million cash and the supply commitment (of material suitable for human use) of $9 million, Aphton will receive the majority of the profits from sales of its anti-gastrin immunogen with the balance of profits to be retained by PMC.

The supply commitment of materials suitable for human use consists of Diphtheria Toxoid and/or Tetanus Toxoid. Aphton may use some or all of the unconditional supply commitment in the Product under development with PMC or Aphton may use some or all of the supply commitment on other current product lines or on Research and Development.

The Company anticipates that its existing capital resources which are composed primarily of cash and short-term cash investments, including the proceeds of its private placements and interest thereon, and available capital sources, would enable it to maintain its currently planned operations into the year 2001. The Company's working capital and capital requirements will depend upon numerous factors, including the following: the progress of the Company's research and development program, preclinical testing and clinical trials; the timing and cost of obtaining regulatory approvals; the levels of resources that the Company devotes to product development, manufacturing and marketing capabilities; technological advances; competition; and collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing and marketing of certain of the Company's products and the ability of the Company to obtain funds from such strategic alliances or from other sources.

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

Item 13.  Certain Relationships and Related Transactions.

Not applicable.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)    Documents filed as part of this Form 10-K
       (i)   Financial Statements:
             Report of Independent Accountants
             Balance sheets as of January 31, 1999 and 1998
             Statements of Operations for the year ended January 31, 1999, the nine months ended January 31, 1998
               and for the year ended April 30, 1997
             Statements of Stockholders' Equity for the year ended
               January 31, 1999, the nine months ended Januarym31, 1998
               and for the year ended April 30, 1997
             Statements of Cash Flows for the year ended January 31, 1999, the nine months ended January 31, 1998 and for the year ended April 30, 1997
             Notes to Financial Statements
       (ii)  Financial Statements Schedules:
             Financial Statement Schedules are omitted because they are either not required, not applicable, or the information is included in the Financial Statements or Notes thereto.

(b) Exhibits
    Exhibit Number                             Description
     3.1 Certificate of Incorporation (Incorporated by reference to Exhibit B of the Registrant's Definitive Proxy Statement filed October 8, 1997)

     3.3 By-Laws (Incorporated by reference to Exhibit C of the Registrant's Definitive Proxy Statement filed October 8, 1997)

    23.1                     Written Consent of PricewaterhouseCoopers LLP.
                            (attached as an exhibit)

    27.1                     Financial Data Schedules. (attached as an exhibit)
(c)    Reports on Form 8-K
       During the three-month period ending January 31, 1999, the Company did not file any reports on Form 8-K.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 30, 1999                APHTON CORPORATION




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

Signatures                   Title                                 Date



PHILIP C. GEVAS       Chairman of the Board, Chief Executive    April 30, 1999
                      Officer and President



WILLIAM A. HASLER     Vice Chairman of the Board and Co-Chief   April 30, 1999
                      Executive Officer



ROBERT S. BASSO       Director                                  April 30, 1999



NICHOLAS JOHN STATHIS Director                                  April 30, 1999



FREDERICK W. JACOBS   Treasurer and Chief Accounting Officer    April 30, 1999














                          INDEX TO FINANCIAL STATEMENTS
                              FINANCIAL STATEMENTS

Report of Independent Accountants.........................................F-1

Balance Sheets - January 31, 1999 and 1998................................F-2

Statements of Operations - for the year ended January 31, 1999, the nine months ended January 31, 1998 and for the year ended April 30, 1997.......F-3

Statements of Stockholders' Equity - for the year ended January 31, 1999, the nine months ended January 31, 1998 and for the year ended April 30, 1997..F-4

Statements of Cash Flows - for the year ended January 31, 1999, the nine months ended January 31, 1998 and for the year ended April 30, 1997.......F-5

Notes to the Financial Statements.........................................F-6












                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders
Aphton Corporation


In our opinion, the accompanying balance sheets and the related statements of operations, stockholder' equity and cash flows present fairly, in all material respects, the financial position of Aphton Corporation at January 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended January 31, 1999, the nine months ended January 31, 1998 and the year ended April 30, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Aphton Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                   PricewaterhouseCoopers LLP




Honolulu, Hawaii
April 29, 1999















                               APHTON CORPORATION

                   Balance Sheets - January 31, 1999 and 1998


                                               1999              1998

                  Assets

Current Assets:
Cash and short-term cash investments        $10,164,069       $14,226,000
Other assets (including current portion of
     unconditional supply commitment)           469,811           205,454
                                             ----------        ----------
         Total current assets                10,633,880        14,431,454
Equipment and improvements, at cost,
     net of accumulated depreciation
     and amortization                           215,599           197,736
Unconditional supply commitment               8,650,000         8,951,000
                                             ----------        ----------
         Total assets                       $19,499,479       $23,580,190
                                             ==========        ==========

           Liabilities and Stockholders' Equity

Liabilities:
Current liabilities:
     Accounts payable and other             $2,947,951        $2,273,072
                                             ---------         ---------
         Total current liabilities           2,947,951         2,273,072

     Deferred revenue                       10,000,000        10,000,000
                                            ----------        ----------
         Total liabilities                  12,947,951        12,273,072

Commitment

Stockholders' Equity:
     Common stock, $0.001 par value -
     Authorized:  30,000,000 shares
     Issued and outstanding:
     14,433,384 shares at January 31,
     1999 and 14,191,217 shares
     at January 31, 1998                       14,434            14,191
     Additional paid in capital            47,960,689        42,955,207
     Purchase warrants                        336,904           341,404
     Accumulated deficit                  (41,760,499)      (32,003,684)
                                           ----------        ----------
         Total stockholders' equity         6,551,528        11,307,118
                                           ----------        ----------
         Total liabilities and
             stockholders' equity         $19,499,479       $23,580,190
                                           ==========        ==========


    The accompanying notes are an integral part of the financial statements.










                               APHTON CORPORATION
                            Statements of Operations
                      for the year ended January 31, 1999,
                     the nine months ended January 31, 1998
                      and for the year ended April 30, 1997



                                     1999            1998        1997

Revenue:
Dividend, interest and other income $547,283      $ 533,908     $271,170
                                     -------        -------      -------
         Total revenue               547,283        533,908      271,170

Costs and Expenses:
General and administrative         1,241,323        608,000      543,939
Research and development           9,062,775      4,963,481    5,205,854
Non-cash interest expense                  -      1,566,971       15,342
                                   ---------      ---------    ---------
      Total costs and expenses    10,304,098      7,138,452    5,765,136
                                  ----------      ---------    ---------
Loss before provision
      for income taxes            (9,756,815)    (6,604,544)  (5,493,966)
Provision for income taxes                 -              -      135,000
                                 -----------     ----------   ----------
     Net loss                    $(9,756,815)    (6,604,544) $(5,628,966)
                                 ============    =========== ===========
Per share data
  Basic and diluted loss
      per common share                $(0.68)       $(0.48)      $(0.44)
                                      =======       =======      =======
  Weighted average number of
      common shares outstanding   14,431,417     3,733,478   12,912,982
                                  ==========     =========   ==========

   The accompanying notes are an integral part of the financial statements.
















                               APHTON CORPORATION
                       Statements of Stockholders' Equity
                      for the year ended January 31, 1999,
                     the nine months ended January 31, 1998
                      and for the year ended April 30, 1997

                                    Additional
                  Common  Stock      Paid in Purchase  Accumulated
                Shares     Amount    Capital Warrants   Deficit          Total
Balance,
 May 1,
 1996     12,911,149 $26,664,591              $147,004 $(19,770,174) $7,041,421

Exercise
of purchase
warrants      2,000         500            -         -            -         500

Conversion
 feature of
 convertible
 debt             -           -    1,097,560         -            -   1,097,560

Net loss          -           -           -          -   (5,628,966) (5,628,966)
         ---------- ----------- ----------- ---------- ------------- ----------
Balance,
April 30,
 1997    12,913,149  26,665,091   1,097,560   147,004   (25,399,140)  2,510,515

Sale of stock,
 net        715,000  10,000,000           -         -             -  10,000,000

Issuance
of purchase
warrants for
services          -           -           -    198,900             -    198,900

Exercise
of
purchase
warrants     4,000            -       5,500    (4,500)             -     1,000

Transfer between
equity accounts
resulting from a
change in the par
value of the stock  (41,857,647) 41,857,647         -              -          -

Conversion
of convertible
debt       559,068            -   5,201,247         -              -  5,201,247

Net loss          -           -           -         -     (6,604,544)(6,604,544)
         ---------- ----------- ----------- ---------- ------------- ----------
Balance,
January 31,
1998     14,191,217      14,191  42,955,207    341,404  (32,003,684) 11,307,118

Exercise
of
purchase
warrants      4,900           5      5,720     (4,500)          -        1,225

Sale of stock,
net         237,867         238  4,999,762          -             -  5,000,000

Net loss          -           -          -          -    (9,756,815)(9,756,815)
         ---------- ----------- ----------- ---------- ------------- ----------
Balance,
January 31,
 1999    14,433,384    $14,434 $47,960,689   $336,904  $(41,760,499) $6,551,528
         ==========    ======= ===========   ========  ============= ==========

    The accompanying notes are an integral part of the financial statements.













                               APHTON CORPORATION
                            Statements of Cash Flows
                      for the year ended January 31, 1999,
                     the nine months ended January 31, 1998
                      and for the year ended April 30, 1997

           Increase (decrease) in cash and short-term cash investments
                                            1999         1998         1997
Cash flows from operating activities:
Cash paid to suppliers and employees   $(9,510,514)  $(5,115,606) $(4,156,450)
Interest and dividends received            547,283       533,908      271,170
                                        ----------    ----------    ---------
Net cash used in operating activities   (8,963,231)   (4,581,698)  (3,885,280)
                                        ----------    ----------    ---------
Cash flows from investing activities:
Capital expenditures                       (99,925)       (39,041)    (151,349)
                                           -------        --------    ---------
Cash used in investing activities          (99,925)       (39,041)    (151,349)

Cash flows from financing activities:
Issuance of convertible debenture               -              -    5,000,000
Debenture issue costs                           -              -     (287,500)
Sales of stock                          5,001,225     10,001,000          500
                                        ---------     ----------    ---------
Cash received from financing activities 5,001,225     10,001,000    4,713,000
                                        ---------     ----------    ---------
Net increase (decrease) in cash and
  short-term cash investments          (4,061,931)     5,380,261      676,371
Cash and short-term cash investments:
     Beginning of period               14,226,000      8,845,739    8,169,368
                                       ----------     ----------    ---------
     End of period                    $10,164,069    $14,226,000   $8,845,739
                                       ==========     ==========    =========

    Reconciliation of net loss to net cash
         used in operating activities
Net loss                             $(9,756,815)   $(6,604,544)  $(5,628,966)

Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization        82,062         57,428        67,529
     Warrants issued for services
     received                                  -        198,900             -
     Stock issued for non-cash debenture
     interest, debenture discount and
     issuance costs                            =              -     1,566,971

     Changes in -
      Other assets                      (138,357)      (124,698)      40,114
      Unconditional supply commitment    175,000              -            -
      Cash receipt treated as
      deferred revenue                         -              -    1,000,000
      Accounts payable and other         674,879        324,245      636,043
                                      ----------     ----------   ----------
Net cash used in operating
      activities:                    $(8,963,231)   $(4,581,698) $(3,885,280)
                                      ==========     ==========   ==========

Non-cash investing and financing activities:
 For information about non-cash investing and financing activities, see Notes 3 and 6.

    The accompanying notes are an integral part of the financial statements.






                               APHTON CORPORATION

                        Notes to the Financial Statements

1.       Organization and Operations

Aphton Corporation is a biopharmaceutical company developing products using its innovative vaccine-like technology for neutralizing hormones that participate in gastrointestinal system and reproductive system cancer and non-cancer diseases; and the prevention of pregnancy. Aphton has strategic alliances with Pasteur Merieux Connaught (Rhone-Poulenc Group) (PMC), SmithKline Beecham, Schering-Plough Animal Health and the World Health Organization (WHO).

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

Income Taxes -
     The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires an asset and liability approach in accounting for income taxes. Under this method, the amount of deferred tax asset or liability is calculated by applying the provisions of enacted tax laws to the differences in the bases of assets and liabilities for financial and income tax purposes. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Investment tax credits and research and experimentation credits are accounted for using the flow-through method. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Concentrations Of Credit Risk -
     The Company's short-term cash investments are held in several financial institutions and consist principally of insured money market accounts and cash management accounts that are collateralized by or invested in US Government and US Government agency securities.

Impairment of the unconditional supply commitment -
     As discussed in Note 3, the Company has the unconditional right to receive supplies aggregating $9 million from PMC. The Company's policy is to review the current market prices of available supplies, if any, to assure that they remain above the stated PMC contract price of the materials and that the right to receive the supplies remains unimpaired. PMC is one of the largest pharmaceutical vaccine manufacturers in the world. The Company monitors the financial performance of PMC to assure that they will continue to be able to perform under the contract, wherein the special order supplies are to be provided from supplies manufactured by PMC in large quantities and sold to many customers, including the US Government, as part of PMC's basic franchise (business). The contract allows for inflation based increases in the per unit costs of the supplies which the Company and PMC believes are sufficient to assure that there will be no future financial hardship incurred by PMC in the execution of the agreement. The Company does not believe that any impairment of this asset exists at January 31, 1999.

Accounting for stock based compensation-
     The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation."

New Accounting Pronouncements-
     In fiscal 1999, the Company implemented SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits." These new accounting standards had no impact on the Company's financial statements since the Company does not have elements of comprehensive income other than net loss, nor does it provide pension or other postretirement benefits. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will not have an effect on the Company's financial statements since the Company does not engage in the transaction of derivative instruments and hedging activities.

3.       License and Co-Promotion Agreements

     On June 19, 1998, Aphton and SmithKline Beecham announced the signing of a Collaboration and License Agreement for a worldwide strategic alliance for Aphton's anti-Gonadotropin Releasing Hormone (anti-GnRH) immunogen.

     Under the terms of the agreement, SmithKline Beecham will receive exclusive rights worldwide to Aphton's patents and proprietary technology covering the diagnosis, treatment and prevention of GnRH-related cancers and other diseases in humans - including - prostate, breast, ovarian and endometrial cancers; and endometriosis, polycystic ovaries, uterine fibroids, contraception, infertility and precocious puberty. SmithKline Beecham will be responsible for funding all costs of product development, clinical trials and approvals for worldwide marketing and distribution. The agreement uses a mechanism based on product sales, in dollars, worldwide to determine Aphton's revenues. As part of the Agreement, SmithKline Beecham made an equity investment of $5,000,000 for shares of newly issued Aphton common stock.

     In addition, SmithKline Beecham has granted Aphton an irrevocable two-year option to sell to SmithKline Beecham additional shares of newly-issued Aphton common stock for a value of $5,000,000 at the then current market price. If and when Aphton exercises that option, SmithKline Beecham shall have the right for 90 days to purchase a number of additional shares of newly-issued Aphton common stock for a value of $5,000,000 at the then current market price.

     On February 14, 1997 Aphton signed an agreement with Pasteur Merieux Connaught ("PMC") (Rhone-Poulenc Group), a leader in medical science and research and the world's largest vaccine manufacturer and marketer, for a strategic alliance for all human cancer applications of the Company's ant-gastrin immunogen including stomach, colorectal, liver and pancreatic cancers. Under the terms of the twenty-year license and co-promotion agreement, Aphton will be responsible for product development, clinical trials and regulatory agency approvals, and PMC will be responsible for promotion, advertising, marketing, distribution and sales of anti-gastrin immunogen in the United States, Canada, Europe (including the C.I.S. countries) and Mexico. Under the terms of the agreement, in addition to upfront consideration aggregating $10 million including $1 million cash and the supply commitment (of material suitable for human use) of $9 million, Aphton will receive the majority of the profits from sales of anti-gastrin immunogen with the balance of profits to be retained by PMC.

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

4.       Equipment And Improvements

At January 31, 1999 and 1998, equipment and improvements
consisted of the following:
                                        January 31,    January 31,
                                            1999           1998
Laboratory equipment                     $ 495,557      $ 430,782
Leasehold improvements                     276,955        266,123
Office and laboratory
  furniture and fixtures                   216,618        192,300
                                           -------        -------
                                           989,130        889,205
Less accumulated depreciation
  and amortization                        (773,531)      (691,469)
                                           -------        -------
                                         $ 215,599      $ 197,736
                                           =======        =======

5.       Accounts Payable and Other

     At January 31, 1999 and 1998, accounts payable and other was composed of approximately $1,673,000 and $1,167,000 payable on trade accounts and approximately $1,275,000 and $1,106,000 accrued for employee wages and benefits, respectively.

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




7.       Common Stock and Purchase Warrants

Common Stock -

     As discussed in Note 3, during fiscal 1999, SmithKline Beecham made an equity investment of $5,000,000 for shares of newly issued Aphton common stock. The Company also sold 4,900 shares through the exercise of outstanding purchase warrants.

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

     Under SFAS No. 123, "Accounting for Stock-Based Compensation," companies can either continue to account for employee stock based compensation plans pursuant to existing accounting standards or elect to expense the value derived from using an option pricing model such as Black-Scholes. Aphton Corporation will continue to apply existing accounting standards for employee stock compensation plans. However, SFAS No. 123 requires disclosure of pro forma net income and earnings per share as if the Company had adopted the expensing provisions of SFAS No. 123. Based on Black-Scholes values, for the year ended April 30, 1997, the pro forma net loss would have been $6,011,431 and the pro forma loss per common share would have been $.47. There were no employee stock purchase warrants granted in 1999 or 1998.

     In the nine  months  ended  January  31,  1998 the  Company  issued  13,000 warrants to individuals (non-employees) for services. The Company recorded an expense of $198,900 for these warrants. The Company also issued 225,000 warrants to an institutional investor in conjunction with the sale of 715,000 shares of stock for $10,000,000.

     The following assumptions were used in the Black-Scholes option pricing model for the 25,000 purchase warrants granted in fiscal 1997 to a director and for the 13,000 warrants granted to individuals for services in 1998. The and exercise price was set equal to the fair market value of the Company's common stock on the date of grant. The risk-free rate of return used was 7.01%. The expected dividend yield used was 0%. The expected time to exercise used was 10 years. The expected volatility used was 75%.

The following table summarizes purchase warrant activity over the past three fiscal periods:

                                                               Weighted-Average
                                              Number of Shares  Exercise Price
Outstanding and exercisable at May 1, 1996       1,761,300           $12.88
    Granted (1)                                     25,000           $18.25
    Exercised                                       (2,000)            $.25
    Canceled or expired                                  -                -
                                                 ---------
Outstanding and exercisable at April 30, 1997    1,784,300           $13.26
    Granted (1)                                    238,000           $17.35
    Exercised                                       (4,000)            $.25
    Canceled or expired                                  -                -
                                                 ---------
Outstanding and exercisable at January 31,1998   2,018,300           $13.76
    Granted (1)                                          -                -
    Exercised                                       (4,900)            $.25
    Canceled or expired                                  -                -
                                                 ---------
Outstanding and exercisable at January 31,1999   2,013,400           $13.80
                                                 =========           ======



     For options outstanding and exercisable at January 31, 1999, the exercise price ranges and average remaining lives were:
                                        Options Outstanding and Exercisable
 Range of Exercise Prices
                       Number Outstanding  Average Period(2)  Average Price(3)
      $.25  to  $14.00      766,400             14.7              $ 9.98
    $14.01  to  $24.00    1,247,000             14.8              $16.15
                          ---------
                          2,013,400             14.8              $13.80
                          =========

(1)  Weighted average grant date fair value is $15.30
(2)  Weighted average remaining years
(3)  Weighted average exercise price


8.       Income Taxes

The provision for income taxes consists of the following:
   Current                      1999                1998           1997
      Federal               $     --             $    --        $100,000
      State                       --                  --          35,000
   Deferred                       --                  --              --
                            --------             -------        --------
                            $     --             $    --        $135,000
                            ========             =======        ========

     The 1997 current provision reflects alternative minimum tax for which a deferred tax asset was not recognized.

     Gross deferred tax assets result from net operating loss and income tax credit carryforwards. Realization of these assets is dependent on the Company's ability to generate sufficient future taxable income, prior to the expiration of the carryforwards, which is dependent on the completion of research and development activities and successful approval and commercialization of the Company's various products. Due to the uncertainties related to the above and in accordance with guidance contained in Statement No. 109, a valuation allowance has been provided for these deferred tax assets. Accordingly, these assets do not appear in the Company's balance sheet at January 31, 1999 and 1998. The changes in the valuation allowance in 1999 and 1998 were $3,450,000 and $2,578,000, respectively.

                                                     1999              1998
          Deferred tax assets consisted of:
    Federal net operating loss carryforward      $9,123,000          $5,956,000
    State net operating loss carryforward         1,213,000             972,000
                                                 ----------           ---------
    Total operating loss carryforward            10,336,000           6,928,000

    Deferred license payment revenues             4,014,000           4,330,000
    Expenses deductible in future periods           512,000             479,000

    Federal tax credits                           1,651,000           1,433,000
    State tax credits                               608,000             501,000
                                                  ---------           ---------
    Total tax credits                             2,259,000           1,934,000
                                                  ---------           ---------
    Total deferred tax assets                    17,121,000          13,671,000
    Valuation allowance                         (17,121,000)        (13,671,000)
                                                -----------         -----------
    Net deferred tax assets                    $          -        $          -
                                                ===========         ===========

     At January 31, 1999, for Federal income tax purposes, the Company had net operating loss carryforwards of approximately $26,833,000 and various income tax credit carryforwards, primarily research and experimentation, aggregating $1,651,000, which expire at various dates through 2014.

     At January 31, 1999, for California income tax purposes, the Company had net operating loss carryforwards of approximately $19,764,000, which expire at various dates through 2004; and various income tax credit carryforwards, primarily research and experimentation, aggregating $608,000, which expire at various dates through 2013.

9.       Commitments and Contingencies

     The Company has noncancelable facilities leases expiring at various dates through fiscal 2003. The leases provide various options to renew. The minimum rental commitments for the fiscal years 2000 through 2003, respectively, are, $101,000, $103,000, $80,000, $22,000 and none thereafter. Rental expense for these leases for the year ended January 31, 1999, the nine months ended January 31, 1998 and for the year ended April 30, 1997, was approximately $115,000, $80,000 and $108,000, respectively.