Form 10-Q
period 1999-04-30
APHTON CORP
filed 1999-06-14
CIK 840319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarterly ended April 30, 1999  Commission File Number 0-19122


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


                                    Yes X    No
                                       --      --

       The number of shares of Common Stock outstanding as of the close of business on June 1, 1999:

Class                                                    Number of
                                                      Shares outstanding

Common Stock, $0.001 par value                            14,433,384


                               APHTON CORPORATION

                                      Index


                                                                       Page

Part I - Financial Information                                           3

    Item 1.  Financial Statements:

       Balance Sheets - April 30, 1999 and January 31, 1999              3

       Statements of Operations - Three months ended
          April 30, 1999 and 1998                                        4

       Statements of Cash Flows - Three months ended April 30, 1999
          and 1998                                                       4

    Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    5


Part II - Other Information

    Item 1.  Legal Proceedings                                           7

    Item 2.  Changes in Securities                                       7

    Item 3.  Defaults Upon Senior Securities                             7

    Item 4.  Submission of Matters to a Vote of Security Holders         7

    Item 5.  Other Information                                           7

    Item 6.  Exhibits and Reports on Form 8-K                            7

Signature Page                                                           7








                                                  APHTON CORPORATION

                         Part I - Financial Information

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of April 30, 1999 and January 31, 1999 and the results of its operations and its cash flows for the three months ended April 30, 1999 and 1998. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                               APHTON CORPORATION
              Balance Sheets - April 30, 1999 and January 31, 1999

                                                   April 30,       January 31,
                                                      1999             1999
                  Assets
Current Assets:
Cash and short-term cash investments               $8,454,043      $10,164,069
Other assets (including current portion of
     unconditional supply commitment)                 371,276          469,811
         Total current assets                       8,825,319       10,633,880
Equipment and improvements, at cost,
     net of accumulated depreciation
     and amortization                                 218,632          215,599
Unconditional supply commitment                     8,650,000        8,650,000
         Total assets                             $17,693,951      $19,499,479

                      Liabilities and Stockholders' Equity

Liabilities:
Current liabilities:
     Accounts payable and other                    $2,649,267       $2,947,951
         Total current liabilities                  2,649,267        2,947,951
Deferred revenue                                   10,000,000       10,000,000
         Total liabilities                         12,649,267       12,947,951

Commitment

Stockholders' Equity:
     Common stock, $0.001 par value -
     Authorized:  30,000,000 shares
     Issued and outstanding:  14,433,384 shares at
         April 30, and January 31, 1999               14,434            14,434
     Additional paid in capital                   47,960,689        47,960,689
     Purchase warrants                               336,904           336,904
     Accumulated deficit                         (43,267,343)      (41,760,499)
     Total stockholders' equity                    5,044,684         6,551,528
     Total liabilities and stockholders' equity  $17,693,951       $19,499,479


                               APHTON CORPORATION
                            Statements of operations
               for the three months ended April 30, 1999 and 1998

                                               Three Months Ended April 30,
                                               1999                    1998
Revenue:

    Dividend, interest and other income       $102,987                $153,315
       Total                                   102,987                 153,315
Costs and Expenses:

    General and administrative expense         321,220                 240,123
    Research and development expense         1,288,611               2,224,891
       Total costs and expenses              1,609,831               2,465,014
         Net loss                          $(1,506,844)            $(2,311,699)
Per share data:
     Basic loss per common share               $(0.10)                 $(0.16)
     Diluted loss per common share             $(0.10)                 $(0.16)
       Weighted average number of common
       shares outstanding                  14,433,384               14,191,217



                               APHTON CORPORATION
   Statements of cash flows for the three months ended April 30, 1999 and 1998
                Decrease in cash and short-term cash investments

                                                Three Months Ended April 30,
                                                1999                     1998
Net cash used in operating activities      $(1,688,350)            $(2,009,473)
Cash flows from investing activities:
    Capital expenditures                       (21,676)                      -
                                               _______                   ______
    Cash used in investing activities          (21,676)                      -
Decrease in cash and short-term
   cash investments                         (1,710,026)             (2,009,473)
Cash and short-term cash investments:
    Beginning of period                     10,164,069              14,226,000
    End of period                           $8,454,043             $12,216,527

       Reconciliation of net loss to net cash used in operating activities
Net loss                                   $(1,506,844)            $(2,311,699)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                18,643                  15,518
Changes in-
    Decrease in other assets                    98,535                  20,267
    Increase (decrease) in accounts payable   (298,684)                266,441
Net cash used in operating activities      $(1,688,350)            $(2,009,473)


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

                              Results of Operations
During the quarter ending April 30, 1999, the Company's strategic partners assumed research and development costs on certain products that were previously incurred by the Company, as described below. As a result, the Company's total costs and expenses decreased from $2,465,014 to $1,609,831 for the three months ended April 30, 1999 when compared to the corresponding period of the prior year. Research and development costs decreased from $2,224,891 for the quarter ended April 30, 1998 to $1,288,611 for the quarter ended April 30, 1999. The Company's future research and development expenditures will depend upon numerous factors, including the following: the progress of the Company's research and development program, preclinical testing and clinical trials; the timing and cost of obtaining regulatory approvals; the levels of resources that the Company devotes to product development, manufacturing and marketing capabilities; technological advances; competition; and collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing and marketing of certain of the Company's products and the ability of the Company to obtain funds from such strategic alliances or from other sources.

                               Results and Status
Clinical Results
Safety / Dose Ranging - See Aphton's Web page and Fiscal 1999 Form 10-K for previously announced results and on-going studies.

Survival - See Aphton's Web page and Fiscal 1999 Form 10-K for previously announced results.

Phase III Clinical Trial Programs - See Aphton's Web page and Fiscal 1999 Form 10-K for previously announced human trials which are under way.

Recent Studies
In May 1999, at the American Gastroenterological Association (AGA) annual meeting, scientists from the UK presented two key papers which resulted from collaborative studies with Aphton scientists. The first study showed that Aphton's anti-gastrin immunogen inhibits, in vivo, both of the major hormonal pathways, namely the endocrine and autocrine pathways, that fuel stomach (gastric) cancer. The second study showed that gastrin receptors are expressed in the early stages of development of colon cancer (as in gastric cancer) and that elevated levels of gastrin that are induced by the proton-pump inhibitor omeprazole enhance the growth of colonic adenomas. See Aphton's Web page under News Releases for more details.

Strategic Alliances - See Aphton's Web page and Fiscal 1999 Form 10-K for further discussions.

                                    Year 2000
Many computer programs were written to use only two digits to identify the year. Thus, a computer program could read the digits "00" as the year 2000 or as the year 1900. In addition, microprocessors embedded in many operating facilities such as communication systems may cause equipment malfunctions because of the year 2000 date change. Failure by third parties upon which the Company relies (or by the Company) to address the year 2000 issue could cause material loss to the Company. Management has completed the awareness and assessment phase of a comprehensive program to address the year 2000 issue. The Company utilizes standard "off-the-shelf" software and will implement any necessary vendor upgrades and modifications to assure continued functionality. At present, management does not expect that material incremental costs will be incurred in the aggregate or in any single future year.

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

                                  Other Issues
Inflation and changing prices have not had a significant effect on continuing operations and are not expected to have any material effect in the foreseeable future. Dividend, interest and other income were primarily derived from money-market accounts.

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

The Company anticipates that its existing capital resources which are composed primarily of cash and short-term cash investments, including the proceeds of its private placements and interest thereon, and available capital sources, would enable it to maintain its currently planned operations into the year 2001. The Company's working capital and capital requirements will depend upon numerous factors, including the following: the progress of the Company's research and development program, preclinical testing and clinical trials; the timing and cost of obtaining regulatory approvals; the levels of resources that the Company devotes to product development, manufacturing and marketing capabilities; technological advances; competition; and collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing and marketing of certain of the Company's products and the ability of the Company to obtain funds from such strategic alliances or from other sources. See Fiscal 1999 Form 10-K for further discussion of available funds from SmithKline Beecham strategic alliance.

                           PART II - Other information

Item 1.   Legal Proceedings.  Not applicable.

Item 2.   Changes in Securities.  Not applicable.

Item 3.   Defaults Upon Senior Securities.  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.   Other Information.  Not applicable.

Item 6.   Exhibits and Report on Form 8-K.

     a.     Exhibit Numbers
                 27.1   Financial Data Schedule
     b. There were no reports on Form 8-K filed during the quarter ended April 30, 1999.












                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                              Aphton Corporation


Date:  June 11, 1999                   By:      /s/ Frederick W. Jacobs
                                       --------------------------------
                                                    Frederick W. Jacobs
                                       Treasurer and Chief Accounting Officer