Form 10-Q
period 1999-07-31
APHTON CORP
filed 1999-09-14
CIK 840319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999 Commission File Number 0-19122


                               APHTON CORPORATION
             (Exact name of registrant as specified in its charter)


       Delaware                                     95-3640931
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


     90 SW Eighth Street                                   33130
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


                         Yes  X             No


       The number of shares of Common Stock outstanding as of the close of business on August 31, 1999:

  Class                                                    Number of
                                                       Shares outstanding
  Common Stock, $0.001 par value                           14,433,384

                               APHTON CORPORATION

                                      Index


                                                                        Page

Part I - Financial Information                                           3

    Item 1.  Financial Statements:

    Balance Sheets - July 31, 1999 and January 31, 1999                  3

    Statements of Operations - Three months and six months ended
          July 31, 1999 and 1998                                         4

    Statements of Cash Flows - Six months ended July 31, 1999 and 1998   4

    Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            5


Part II - Other Information

    Item 1.  Legal Proceedings                                           7

    Item 2.  Changes in Securities                                       7

    Item 3.  Defaults Upon Senior Securities                             7

    Item 4.  Submission of Matters to a Vote of Security Holders         7

    Item 5.  Other Information                                           7

    Item 6.  Exhibits and Reports on Form 8-K                            7

Signature Page                                                           7









                               APHTON CORPORATION
                         Part I - Financial Information
The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of July 31, 1999 and January 31, 1999 and the results of its operations and its cash flows for the three and six months ended July 31, 1999 and 1998. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                               APHTON CORPORATION
               Balance Sheets - July 31, 1999 and January 31, 1999

                                                   July 31,       January 31,
                                                    1999             1999
                                     Assets
Current Assets:
Cash and short-term cash investments              $6,236,061      $10,164,069
Other assets (including current portion of
     unconditional supply commitment)                709,751          469,811
                                                   _________       __________
         Total current assets                      6,945,812       10,633,880
Equipment and improvements, at cost,
 net of accumulated depreciation and amortization    212,794          215,599
Unconditional supply commitment                    8,650,000        8,650,000
                                                 ___________      ___________
         Total assets                            $15,808,606      $19,499,479
                                                 ===========      ===========

                      Liabilities and Stockholders' Equity

Liabilities:
Current liabilities:
     Accounts payable and other                   $3,084,926        $2,947,951
                                                   _________         _________
         Total current liabilities                 3,084,926         2,947,951
Deferred revenue                                  10,000,000        10,000,000
                                                  __________        __________
         Total liabilities                        13,084,926        12,947,951

Commitment

Stockholders' Equity:
     Common stock, $0.001 par value -
     Authorized:  30,000,000 shares
     Issued and outstanding:  14,433,384
      shares at July 31, and January 31, 1999        14,434            14,434
     Additional paid in capital                  47,960,689        47,960,689
     Purchase warrants                              336,904           336,904
     Accumulated deficit                        (45,588,347)      (41,760,499)
                                                ____________      ____________
         Total stockholders' equity               2,723,680         6,551,528
                                                ____________      ____________
Total liabilities and stockholders' equity      $15,808,606       $19,499,479
                                                ===========       ===========




                               APHTON CORPORATION
          Statements of operations for the three and six months ended
                             July 31, 1999 and 1998

                                       Three Months Ended    Six Months Ended
                                           July 31,             July 31,
Revenue:                                 1999      1998      1999       1998
    Dividend, interest
     and other income           $70,976      $134,825     $173,963     $288,140
                                 ______       _______      _______      _______
       Total                     70,976       134,825      173,963      288,140
                                 ______       _______      _______      _______
Costs and Expenses:
 General and administrative
  expense                       378,881       345,888      700,101      586,011
 Research and development
  expense                      2,013,099    2,235,344    3,301,710    4,460,235
                               _________    _________    _________    _________
 Total costs and expenses      2,391,980    2,581,232    4,001,811    5,046,246
         Net loss            $(2,321,004) $(2,446,407) $(3,827,848) $(4,758,106)
                             ============ ============ ============ ===========
Per share data:
 Basic loss per common share     $(0.16)      $(0.17)      $(0.27)      $(0.33)
                                 =======      =======      =======      =======
 Diluted loss per common share   $(0.16)      $(0.17)      $(0.27)      $(0.33)
                                 =======      =======      =======      =======
 Weighted average number of
  common shares outstanding  14,433,384   14,270,506   14,433,384   14,230,861
                             ==========   ==========   ==========   ==========


                               APHTON CORPORATION
    Statements of cash flows for the six months ended July 31, 1999 and 1998
           Increase (decrease) in cash and short-term cash investments
                                                     Six Months Ended July 31,
                                                           1999       1998
Net cash used in operating activities                $(3,893,022)  $(4,352,205)
Net cash provided from financing activities                    -     5,000,175
Net cash used in investing activities                    (34,986)      (49,021)
                                                       __________   ___________
Net increase (decrease) in cash and
  short-term cash investments                         (3,928,008)      598,949
Cash and short-term cash investments:
    Beginning of period                               10,164,069    14,226,000
                                                      __________    __________
    End of period                                     $6,236,061   $14,824,949
                                                      ==========    ==========

       Reconciliation of net loss to net cash used in operating activities
Net loss                                             $(3,827,848)  $(4,758,106)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                          37,791        31,207
    Changes in-
      Increase in other assets                          (239,940)     (112,663)
      Increase in accounts payable and other             136,975       487,357
                                                       _________     _________
Net cash used in operating activities                $(3,893,022)  $(4,352,205)
                                                      ===========   ===========





                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                     General
Aphton Corporation is a biopharmaceutical company developing products using its innovative vaccine-like technology for neutralizing hormones that participate in gastrointestinal system and reproductive system cancer and non-cancer diseases; and the prevention of pregnancy. Aphton has strategic alliances with Pasteur Merieux Connaught (Rhone-Poulenc Group), SmithKline Beecham, Schering-Plough Animal Health and the World Health Organization (WHO). Aphton's Web page, describing the company, its technology, products, strategic alliances and news releases, can be visited at: www.aphton.com.
                              Results of Operations
During the quarter ending July 31, 1999, the Company's total costs and expenses decreased from $2,581,232 to $2,391,980 for the three months ended July 31, 1999 when compared to the corresponding period of the prior year. Research and development costs decreased from $2,235,344 for the quarter ended July 31, 1998 to $2,013,099 for the quarter ended July 31, 1999. The research and development costs for the quarter ended July 31, 1999 represented a $403,268 increase over the quarter ended April 30, 1999. The Company's future research and development expenditures will depend upon numerous factors, including the following: the progress of the Company's research and development program, preclinical testing and clinical trials; the timing and cost of obtaining regulatory approvals; the levels of resources that the Company devotes to product development, manufacturing and marketing capabilities; technological advances; competition; and collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing and marketing of certain of the Company's products and the ability of the Company to obtain funds from such strategic alliances or from other sources.
                               Results and Status
Clinical Results
Safety / Dose Ranging - See Aphton's Web page and Fiscal 1999 Form 10-K for previously announced results and on-going studies.

Survival - See Aphton's Web page and Fiscal 1999 Form 10-K for previously announced results.

Phase III Clinical Trial Programs - See Aphton's Web page and Fiscal 1999 Form 10-K for previously announced human trials which are under way. In addition, Aphton has initiated the process to file with the FDA for approval to conduct clinical trials in the US.

Recent Studies
See Aphton's Form 10-Q for Quarter ended April 30, 1999, filed in June, 1999, for two key papers presented in May, 1999 at the American Gastroenterological Association (AGA) annual meeting.

Strategic Alliances - See Fiscal 1999 Form 10-K. In accord with this, Aphton is proceeding with discussions regarding product development, clinical trials and marketing in territories outside of North America and Europe for treating gastrointestinal system cancers in humans.
                                    Year 2000
Many computer programs were written to use only two digits to identify the year. Thus, a computer program could read the digits "00" as the year 2000 or as the year 1900. In addition, microprocessors embedded in many operating facilities such as communication systems may cause equipment malfunctions because of the year 2000 date change. Failure by third parties upon which the Company relies (or by the Company) to address the year 2000 issue could cause material loss to the Company. Management has completed the awareness and assessment phase of a comprehensive program to address the year 2000 issue. The Company utilizes standard "off-the-shelf" software and will implement any necessary vendor upgrades and modifications to assure continued functionality. All existing systems have been successfully tested. At present, management does not expect that material incremental costs will be incurred in the aggregate or in any single future year.

The Company is assessing the year 2000 compliance efforts of external parties upon which the Company relies. The Company is developing contingency plans for addressing any material failure to deal with the year 2000 date change that will address the Company's exposure to year 2000 noncompliance by third parties.

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

                         Liquidity and Capital Resources
The Company had financed its operations since inception through the sale of its equity securities and, to a lesser extent, operating revenues from R&D limited partnerships to conduct research and development. These funds provided the Company with the resources to acquire staff, construct a research and development facility, acquire capital equipment and to finance technology and product development, manufacturing and clinical trials.

The Company anticipates that its existing capital resources which are composed primarily of cash and short-term cash investments, including the proceeds of its private placements and interest thereon, and available capital sources, would enable it to maintain its currently planned operations into the year 2001. The Company's working capital and capital requirements will depend upon numerous factors, including the following: the progress of the Company's research and development program, preclinical testing and clinical trials; the timing and cost of obtaining regulatory approvals; the levels of resources that the Company devotes to product development, manufacturing and marketing capabilities; technological advances; competition; and collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing and marketing of certain of the Company's products and the ability of the Company to obtain funds from such strategic alliances or from other sources. See Fiscal 1999 Form 10-K for further discussion of available equity funds from SmithKline Beecham at the option of Aphton.


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

                                          Aphton Corporation

Date:  September 10, 1999        By: /s/ Frederick W. Jacobs
                                   -------------------------
                                         Frederick W. Jacobs
                                         Treasurer and Chief Accounting Officer