Form 10-Q
period 1999-10-31
APHTON CORP
filed 1999-12-15
CIK 840319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999  Commission File Number 0-19122


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


                    Yes   X                 No    __


       The number of shares of Common Stock outstanding as of the close of business on December 9, 1999:

  Class                                                    Number of
                                                       Shares outstanding
 Common Stock, $0.001 par value                           15,235,384



                               APHTON CORPORATION

                                      Index


                                                                       Page

Part I - Financial Information                                           3

    Item 1.  Financial Statements:

       Balance Sheets - October 31, 1999 and January 31, 1999            3

       Statements of Operations - Three months and nine months ended
                                  October 31, 1999 and 1998              4

       Statements of Cash Flows - Nine months ended October 31, 1999
                                  and 1998                               4

    Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        5


Part II - Other Information

    Item 1.  Legal Proceedings                                           7

    Item 2.  Changes in Securities                                       7

    Item 3.  Defaults Upon Senior Securities                             7

    Item 4.  Submission of Matters to a Vote of Security Holders         7

    Item 5.  Other Information                                           7

    Item 6.  Exhibits and Reports on Form 8-K                            7

Signature Page                                                           7











                               APHTON CORPORATION
                         Part I - Financial Information
The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of October 31, 1999 and January 31, 1999 and the results of its operations and its cash flows for the three and nine months ended October 31, 1999 and 1998. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                               APHTON CORPORATION
             Balance Sheets - October 31, 1999 and January 31, 1999

                                                   October 31,      January 31,
                                                       1999             1999
                                     Assets
Current Assets:
Cash and short-term cash investments               $14,431,391      $10,164,069
Other assets (including current portion of
     unconditional supply commitment)                  690,158          469,811
                                                    ----------       ----------
         Total current assets                       15,121,549       10,633,880
Equipment and improvements, at cost,
     net of accumulated depreciation and amortization  193,393          215,599
Unconditional supply commitment                      8,650,000        8,650,000
                                                    ----------       ----------
         Total assets                              $23,964,942      $19,499,479
                                                    ==========      ===========

                      Liabilities and Stockholders' Equity

Liabilities:
Current liabilities:
     Accounts payable and other                     $3,010,384       $2,947,951
                                                    ----------       ----------
         Total current liabilities                   3,010,384        2,947,951
Deferred revenue                                    10,000,000       10,000,000
                                                    ----------       ----------
         Total liabilities                          13,010,384       12,947,951

Commitment

Stockholders' Equity:
     Common stock, $0.001 par value -
     Authorized:  30,000,000 shares
     Issued and outstanding:  15,233,384 shares
     at October 31, 1999 and 14,433,384 shares
     at January 31, 1999                                15,234           14,434
     Additional paid in capital                     59,159,889       47,960,689
     Purchase warrants                                 336,904          336,904
     Accumulated deficit                           (48,557,469)     (41,760,499)
                                                    ----------       ----------
       Total stockholders' equity                   10,954,558        6,551,528
                                                    ----------       ----------
       Total liabilities and stockholders' equity  $23,964,942      $19,499,479
                                                    ==========      ===========





                               APHTON CORPORATION
             Statements of operations for the three and nine months
                        ended October 31, 1999 and 1998

                                       Three Months Ended  Nine Months Ended
                                           October 31,         October 31,
Revenue:                                 1999       1998      1999      1998
    Dividend, interest and
       other income              $42,839     $152,933     $216,802     $441,073
                                 -------     --------     --------     --------
       Total                      42,839      152,933      216,802      441,073

Costs and Expenses:
    General and
         administrative expense  407,179      425,653    1,107,280    1,011,664
Research and
          development expense  2,604,782    2,026,636    5,906,492    6,486,871
                               ---------    ---------    ---------    ---------
   Total costs and expenses    3,011,961    2,452,289    7,013,772    7,498,535
                               ---------    ---------    ---------    ---------
         Net loss            $(2,969,122) $(2,299,356) $(6,796,970) $(7,057,462)
                              ===========  ===========  ===========  ===========
Per share data:
   Basic loss per common share    $(0.20)      $(0.16)      $(0.47)      $(0.49)
                              ===========  ===========  ===========  ===========
   Diluted loss per common share  $(0.20)      $(0.16)      $(0.47)      $(0.49)
                              ===========  ===========  ===========  ===========
   Weighted average number of
    common shares outstanding 14,700,051   14,431,117   14,522,273   14,297,613
                              ===========  ===========  ===========  ===========


                               APHTON CORPORATION
  Statements of cash flows for the nine months ended October 31, 1999 and 1998
           Increase (decrease) in cash and short-term cash investments
                                               Nine Months Ended October 31,
                                              1999                     1998
Net cash used in operating activities      $(6,897,692)            $(6,799,077)
Net cash provided from financing
   activities-issuance of common stock      11,200,000               5,000,675
Net cash used in investing activities          (34,986)                (89,858)
                                            -----------              ----------
Net increase (decrease) in cash and
   short-term cash investments               4,267,322              (1,888,260)
Cash and short-term cash investments:
    Beginning of period                     10,164,069              14,226,000
                                            ----------              ----------
    End of period                          $14,431,391             $12,337,740
                                            ==========              ==========

       Reconciliation of net loss to net cash used in operating activities
Net loss                                   $(6,796,970)            $(7,057,462)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                57,192                  61,248
Changes in-
    Increase in other assets                  (220,347)               (406,642)
    Increase in accounts payable and other      62,433                 603,779
                                            -----------             -----------
Net cash used in operating activities      $(6,897,692)            $(6,799,077)
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

                              Results of Operations
During the quarter ending October 31, 1999, the Company's total costs and expenses increased from $2,452,289 to $3,011,961 for the three months ended October 31, 1999 when compared to the corresponding period of the prior year. Research and development costs increased from $2,026,636 for the quarter ended October 31, 1998 to $2,604,782 for the quarter ended October 31, 1999. However, the research and development costs for the nine months ended October 31, 1999 decreased $580,379 from $6,486,871 for the nine months ended October 31, 1998 to $5,906,492 for the nine months ended October 31, 1999. The Company's future research and development expenditures will depend upon numerous factors, including the following: the progress of the Company's research and development program, preclinical testing and clinical trials; the timing and cost of obtaining regulatory approvals; the levels of resources that the Company devotes to product development, manufacturing and marketing capabilities; technological advances; competition; and collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing and marketing of certain of the Company's products and the ability of the Company to obtain funds from such strategic alliances or from other sources.

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

Survival - See Aphton's Web page and Fiscal 1999 Form 10-K for previously announced results.

Phase III Clinical Trial Programs - See Aphton's Web page and Fiscal 1999 Form 10-K for previously announced human trials which are under way.

US Clinical Trial Programs - On December 7, 1999 Aphton announced that it filed an Investigational New Drug (IND) application with the US FDA to treat late-stage gastric cancer patients with its anti-gastrin therapy. (See Aphton's Web page.)

Recent Studies
On  November  11,  1999  Aphton  announced  that  during  the  three  day  Third
International Conference on Gastrin, Aphton and collaborating scientists presented new research findings from six studies. These findings support Aphton's anti-gastrin therapy for gastrointestinal cancers. (See Aphton's Web page.)

Financing
On October 13, 1999, Aphton announced a private placement of 800,000 shares of common stock, at $14 per share, for $11.2 million dollars with an undisclosed institutional investor. (See Aphton's Web page.)

                                    Year 2000
Many computer programs were written to use only two digits to identify the year. Thus, a computer program could read the digits "00" as the year 2000 or as the year 1900. In addition, microprocessors embedded in many operating facilities such as communication systems may cause equipment malfunctions because of the year 2000 date change. Failure by third parties upon which the Company relies (or by the Company) to address the year 2000 issue could cause material loss to the Company. Management has completed the awareness and assessment phase of a comprehensive program to address the year 2000 issue. The Company utilizes standard "off the shelf" software and has implemented any necessary vendor upgrades and modifications to assure continued functionality. All existing systems have been successfully tested. At present, management does not expect that material incremental costs will be incurred in the aggregate or in any single future year.

The Company is assessing the year 2000 compliance efforts of external parties upon which the Company relies. The Company has developed contingency plans for addressing any material failure to deal with the year 2000 date change that will address the Company's exposure to year 2000 noncompliance by third parties.

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

                         Liquidity and Capital Resources
The Company has financed its operations since inception through the sale of its equity securities and, to a lesser extent, operating revenues from R&D limited partnerships to conduct research and development. These funds provided the Company with the resources to acquire staff, construct a research and development facility, acquire capital equipment and to finance technology and product development, manufacturing and clinical trials.

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

Date:  December 9, 1999               By:       /s/ Frederick W. Jacobs
                                              ------------------------------
                                                    Frederick W. Jacobs
                                         Treasurer and Chief Accounting Officer