Form 10-K
period 2000-01-31
APHTON CORP
filed 2000-05-01
CIK 840319

______________________
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                    FORM 10-K
                                   (MARK ONE)
                ( ) Annual Report Pursuant to Section 13 or 15(d)
            of the Securities and Exchange Act of 1934 (Fee Required)
                   For the Fiscal Year Ended January 31, 2000

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

                         Common Stock ($.001 par value)
                             ______________________
                               Title of Each Class

               Number of shares of Common Stock ($.001 par value)
                   Outstanding as of April 3, 2000: 15,592,384

            Aggregate market value of Common Stock ($.001 par value)
                     held by non-affiliates on April 1, 2000
           based on the last sale price on April 3, 2000: $445,500,963

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

                       Documents Incorporated by Reference

                         Document                            Part of Form 10-K
              Proxy Statement for the Annual                    Part III
                  Meeting of Stockholders


                                     PART I

Item 1.  Business
                                   The Company

Aphton Corporation is a biopharmaceutical company developing products using its innovative vaccine-like technology for neutralizing hormones that participate in gastrointestinal system and reproductive system cancer and non-cancer diseases; and the prevention of pregnancy. Aphton has strategic alliances with Aventis Pasteur (formerly Pasteur Merieux Connaught, Rhone-Poulenc Group), SmithKline Beecham, Schering-Plough Animal Health and the World Health Organization (WHO). Aphton's Web page, describing the company, its technology, products, strategic alliances and news releases can be visited at: www.aphton.com.

                                Basis of Approach

Aphton's approach to the treatment of major diseases is to employ (anti) "hormone therapy." Aphton's hormone therapy involves neutralizing, or blocking, targeted hormones which play a critical role in diseases of the gastrointestinal and reproduction systems. Aphton has selected the strategy of hormone therapy because it has proved, over many years, to be efficacious in the treatment of major diseases, both malignant and non-malignant. In short, because this risk-averse strategy has been proven to be effective in humans. Well-documented examples of such efficacy in humans are blocking gastrin (Proglumide) or blocking another hormone stimulated by gastrin, namely histamine (Zantac, Tagamet), to reduce stomach acid. These treat GERD (severe "heart burn"), ulcerations of the esophagus and peptic ulcers. Additional examples are blocking estrogen (Tamoxifen), for breast cancer therapy and blocking the production of testosterone (Lupron, Zoladex) for prostate cancer therapy.

                               Results and Status

Anti-Gastrin Immunogen
Overview

Aphton's current anti-gastrin immunogen, or vaccine, clinical programs treat several human gastrointestinal system adenocarcinomas, including those of the esophagus, stomach, pancreas, liver, colon and rectum. These cancers of the gastrointestinal system are stimulated by the hormones gastrin 17 and glycine-extended gastrin 17. Aphton's proprietary anti-gastrin immunogen induces antibodies in the patient that neutralize both of them. The company knows of no other vaccine or drug that selectively blocks or neutralizes both gastrin 17 and glycine-extended gastrin 17. Aphton believes that its anti-gastrin vaccine can extend survival in patients suffering from adenocarcinomas of the gastrointestinal system, without adding toxicity to a therapy regimen.

Safety / Dose Ranging
Aphton has successfully completed safety and dose-ranging Phase I/II clinical trials with its anti-gastrin immunogen in patients with terminal cancers of the colon/rectum, stomach and pancreas. The anti-gastrin immunogen induced large antibody responses in the patients, with no systemic toxicity.

Survival in Advanced Pancreatic Cancer Patients
In March 2000, Aphton and collaborating scientists announced results from a Phase II dose-ranging clinical trial. The study consisted of 30 evaluable patients, all of whom had advanced pancreatic cancer. All patients in the trial received Aphton's anti-gastrin vaccine, with no additional or concurrent therapies. Overall median survival of the 30 patients was 6.7 months. This median survival of the patients treated with Aphton's anti-gastrin vaccine (both responders and non-responders) was 56% greater than the baseline median survival from published data of approximately 4.3 months for patients with advanced pancreatic cancer. A further analysis showed that among those patients responding to Aphton's anti-gastrin vaccine, median survival increased to 7.3 months. Thus, Aphton's anti-gastrin vaccine increased median survival by 70% among patients responding to the therapy when compared to published data showing a median survival of approximately 4.3 months for patients with advanced pancreatic cancer. In this dose-ranging trial, approximately 30% of the patients responded to Aphton's anti-gastrin vaccine at low-dose levels and approximately 80% of the patients responded at the higher-dose level. The immune responders had the same clinical status as the immune non-responders. Thus, the likeliest difference in survival is due to the immune responsiveness of the patients to Aphton's anti-gastrin vaccine. As previously noted in patients with colorectal or stomach cancer, the vaccine was well tolerated by these patients, with no systemic toxicity.

Survival in End-stage Colorectal Cancer Patients
In 1998, Aphton announced increased survival results, which were statistically significant, from a comparative analysis of its Phase I/II clinical trials in which Aphton's anti-gastrin vaccine was administered to patients with end-stage colorectal cancer ("advanced" Duke's D). The study was carried out at the Queens Medical Center, University of Nottingham, United Kingdom (UK). The group treated with the anti-gastrin vaccine had 40 evaluable patients. The comparative placebo group was from a parallel study, time-wise, at the same medical center, with the same principal investigator as the Aphton study, and was carried out under the auspices of the Cancer Research Campaign (CRC). (The CRC is a leading cancer research organization in the UK.) The placebo group from the CRC study had 77 evaluable patients, also with end-stage, "advanced" Duke's D colorectal cancer. The anti-gastrin vaccine treatment group and the placebo group had similar patient inclusion and exclusion criteria. The treatment group had a higher proportion of patients with liver metastases and a similar incidence of lung metastases. A larger proportion of patients in the placebo group had received adjuvant chemotherapy or chemotherapy for advanced disease, prior to entry into the trial. Both the lower rate of liver metastases and the higher proportion of antecedent chemotherapy in the placebo group, tended to confer on the placebo group an "expected," or theoretical, "survival advantage" over the treatment group (Aphton's anti-gastrin vaccine). The end-stage colorectal cancer patients immunized with Aphton's anti-gastrin vaccine had a median survival of 338 days, versus 184 days for the placebo group. The increased survival in the treatment group was statistically significant both by univariate analysis and even more so by multivariate analysis, which takes into account antecedent differences in the groups of patients.

Phase III Clinical Programs
Aphton's Phase III clinical trial programs encompass several of the gastrointestinal system cancers. Aphton selected stomach cancer as the first indication to begin Phase III clinical trials in, because: (a) survival time in stomach cancer the "end point," is short relative to colon cancer (the patients selected in the first Phase I/II trial); (b) trial costs are relatively low; (c) there is no current effective therapy; (d) the number of patients, worldwide, is in the millions.

Aphton's plan, which has been initiated, was to enter subsequently into separate pivotal Phase III clinical trials, in the US and in Europe, with its anti-gastrin vaccine to treat patients with advanced pancreatic cancer, because such cancer patients have an even shorter survival time than stomach cancer patients. Aphton also plans to initiate additional pivotal Phase III trials, one in patients with metastatic colorectal cancer and the other in patients with early-stage colorectal cancer.

Advanced Gastric Cancer Clinical Program
In March 2000, Aphton announced that the FDA has allowed its IND application to commence late-stage clinical trials for the treatment of metastatic gastric (stomach) cancer, with a combination immuno-chemo therapy regimen of Aphton's anti-gastrin 17 immunogen and 5-FU plus cisplatin. The primary center for these US trials is the M.D. Anderson Cancer Center in Houston, Texas.

Advanced Pancreatic Cancer Clinical Program
In April 2000, Aphton announced that the FDA has allowed its IND application to commence a pivotal Phase III clinical trial for the treatment of metastatic pancreatic cancer, with a combination immuno-chemo therapy regimen of Aphton's anti-gastrin 17 immunogen and gemcitabine (Gemzar), versus gemcitabine. Gemcitabine, a chemotherapeutic, is the current standard of care for treatment of pancreatic cancer in the US. The primary center for this US trial will be the University of California Los Angeles (UCLA) School of Medicine Cancer Center.


A second pivotal Phase III trial has been allowed, this by the Medicines Control Agency (MCA) in the UK, for the treatment of advanced pancreatic cancer. In this trial, which is being expanded on the continent of Europe, Aphton's anti-gastrin 17 immunogen will be tested directly against gemcitabine. Gemcitabine has not been adopted as the standard of care in every country in Europe for the treatment of pancreatic cancer.

Anti-Gastrin Immunogen Alliance
In 1997 Aphton signed an agreement with Pasteur Merieux Connaught (now called Aventis Pasteur), for a strategic alliance for all human cancer applications of its anti-gastrin immunogen product, including stomach/esophageal, colorectal, and pancreatic cancers. Under the terms of the twenty-year agreement, Aphton is responsible for product development, clinical trials and regulatory agency approvals, and Aventis Pasteur is responsible for and will fund the promotion, advertising, marketing, distribution and sales of Aphton's anti-gastrin vaccine in North America, Mexico and Europe. In addition, Aphton and Aventis Pasteur have entered into agreements providing for the supply of certain components of the anti-gastrin immunogen (as well as other Aphton products) from Aventis Pasteur to Aphton.

Aphton is in active discussions with potential strategic partners for marketing rights to Aphton's anti-gastrin product for treatment of human cancers in Japan, Asia and Latin America. Because of the high per capita incidence of gastrointestinal cancers in Japan, other Asian countries and certain of the Latin American countries, Aphton is pursuing these discussions as a high priority subject.

GnRH pharmaccine
Overview
Aphton has developed a second major anti-hormone immunogen for human cancer indications, one that targets the reproductive hormone Gonadotropin Releasing Hormone (GnRH); and which is now in Phase I/II clinical trials. By successfully neutralizing (blocking) GnRH, the immunogen shuts down the production of estrogen and progesterone (in females) and testosterone (in males), which are normally produced in their respective gonadal organs. Estrogen fuels breast cancer and testosterone fuels prostate cancer. It has been known for decades that biological blockage, like physical castration, is efficacious in the treatment of prostate and breast cancers. Aphton's anti-GnRH immunogen induces biological blockage.

Safety / Dose Ranging
In October 1998, a Safety / Dose Ranging trial was initiated using Aphton's anti-GnRH immunogen product, called GnRH pharmaccine, in patients with advanced prostate cancer. The primary purpose of the Safety / Dose Ranging trial is to demonstrate safety, as well as to determine an optimal dose regimen to use in a Phase III Efficacy trial.

Biological Castration
The objective of immunizing with GnRH pharmaccine is to reduce gonadal testosterone to levels achieved by surgical castration. In March 1999, Aphton announced that GnRH pharmaccine reduced, in some patients at the lowest dose level, gonadal testosterone to levels achieved by surgical castration. This demonstrated "proof of concept" in man. In addition, the prostate cancer "progression" marker, Prostate Specific Antigen (PSA), was reduced markedly in these patients to very low levels, in some cases from triple-digit to single-digit. Aphton is proceeding in the development program which is designed to exploit and capitalize on certain recent scientific findings, their relation to prostate cancer patient survival, and related Aphton proprietary developments.

Strategic Alliance
In June 1998, Aphton and SmithKline Beecham signed a Collaboration and License agreement, granting SmithKline Beecham exclusive rights worldwide to Aphton's GnRH-related patents and proprietary technology. The agreement covers the diagnosis, treatment and prevention of GnRH-related cancers and other diseases in humans. Human cancer indications for the anti-GnRH product are prostate, breast, ovarian and endometrial cancer. Additional medical indications for the anti-GnRH product are endometriosis, polycystic ovaries, uterine fibroids, contraception, infertility and precocious puberty. Under terms of the agreement, Aphton and SmithKline Beecham are collaborating in a joint product development program, with SmithKline Beecham responsible for clinical trials and regulatory approvals, and for worldwide marketing and distribution of approved products. The agreement uses a royalty mechanism based on product sales, in dollars, worldwide to determine Aphton's revenues.

GERD
Aphton is also in late-stage product development with it's anti-Gastrin immunogen approach for the treatment of gastroesophageal reflux disease (GERD), also known as "severe heartburn." GERD affects approximately 10% of the adult population. Prescription drugs to treat this problem have annual revenues of approximately $10 billion. Aphton believes it's therapy for GERD, which is not yet partnered with any drug company, will obviate major risks associated with current therapies while still providing their benefits. As a preliminary to conducting a pivotal Phase III trial for GERD, Aphton is conducting limited Phase II trials in Europe to optimize the product, given the different performance-profile desired for this major, non-cancer application.

Immunocontraceptive
Aphton's anti-hCG immunocontraceptive product, which prevents pregnancy, has been in a Phase I/II trial, funded by the World Health Organization (WHO). Aphton has developed a "next generation" anti-hCG product which incorporates two major advances: (1) Aphton's proprietary delivery vehicle which provides a protection profile tailored to meet the consensus of needs as communicated to Aphton and WHO by Women's Healthcare Organizations; (2) An additional target (epitope) on hCG as part of the immunogen which is expected to provide increased efficacy. A patent was issued in April, 1999 for this, the patent rights are part of the intellectual property rights of Aphton. Women will be immunized in a Phase I/II trial with the new formulation. Upon successful completion, a pivotal Phase III trial will follow thereafter.

Equine Anti-Gastrin Immunogen
In 1998, a safety trial commenced using Aphton's Equine (horse) anti-gastrin immunogen product to reduce stomach acid and heal peptic ulcers in horses. Following completion of the safety trial, a pivotal Efficacy study is planned.

In August, 1997, Aphton announced that it formed an exclusive worldwide strategic alliance with Schering-Plough Animal Health for the development, clinical testing, manufacturing and marketing of Aphton's proprietary anti-gastrin immunogen , as a veterinary product, that reduces stomach acid and heals peptic ulcers in animals. Equine (horse) ulcers was selected as the first indication to be pursued under the alliance. Under the terms of the agreement, Schering-Plough Animal Health will work closely with Aphton's scientists and management to bring the anti-gastrin immunogen to market. Schering-Plough is responsible for all capital costs and financial requirements, product development, clinical trials and marketing for each animal health indication. Schering-Plough Animal Health and Aphton will share in all product profits.

                                   Technology

Aphton's approach to the treatment of major diseases is to employ (anti) "hormone therapy." Aphton's hormone therapy involves neutralizing, or blocking, certain hormones that play a critical role in these diseases. This is accomplished by immunizing the patients with a product called, appropriately, an "immunogen," that induces in them a directed antibody response which neutralizes, and removes from circulation, the targeted hormone.

Aphton has developed an innovative technology to create immunogens, which are vaccine-like products. They harness and direct the body's immune system to generate antibodies, which bind to specific peptide portions of the administered immunogen. These antibodies cross-react (bind) with targeted "self" molecules, such as hormones, when they encounter that portion of the hormone, which is similar to the peptide portion of the administered immunogen. Because diseases involving hormones are not pathogen (microorganism) driven, they have not been viewed traditionally as being susceptible to treatment using the body's immune system. Instead, the traditional pharmaceutical industry approach to controlling these diseases has been to treat them with synthetic drugs. Unfortunately, these drugs typically must be administered in relatively large quantities and on a daily or more frequent basis, giving rise to patient compliance problems, and often have adverse side effects.

In contrast, Aphton's immunogens create a strong antibody response from the patient's own immune system (which effectively becomes a "drug factory") and have a more potent and longer-lasting therapeutic effect. Aphton's technology enables it to specifically target a small sequence within the hormone to be neutralized, in order to achieve a specific desired biological and physiological response. This approach directs all of the immunogen-induced antibodies to the targeted hormone sequence. At the same time: minimizes the possibility of undesired physiological consequences through cross-reactivity of the immunogen with any self molecule or portion thereof, other than the specifically-targeted hormone sequence. This avoids the possibility of autoimmune disease where the antibody production is not "turned off." This is because the antibody production can only be "turned on and kept on" in the presence of the "carrier" portion of the immunogen (see below). Indeed, without a "booster shot" of the immunogen, the antibodies wane (diminish) and are cleared by the body, over time. Aphton's products may be administered in much smaller dosages and on a much less frequent basis than pharmaceutical drugs; typically twice a year. This virtually eliminates the problem of patient compliance, which is associated with pharmaceutical drugs.

Aphtons anti-gastrin immunogen product, for example, consists of:

     (a) A synthetic peptide, which is similar to a portion of the hormone gastrin 17 which is targeted to be neutralized (i.e., blocked or prevented from reaching and binding to its receptor).

     (b) A "carrier," Diphtheria Toxoid (DT), foreign to the body, to which a number of the synthetic peptides in (a) are chemically bound (conjugated). This makes them available to be both bound to and, together with the DT, internalized by "B-cells." DT contains the structures (epitopes) which, when internalized and "presented" on B-cells and Macrophages, are bound to by "T-cells." By binding to these foreign epitopes, these T-cells in turn, proliferate and signal the B-cells, which bind to the peptides (a) to proliferate and to "mass produce" the desired antibodies (all of which bind to the peptide (a)).

     (c) A proprietary, slow-release "suspender" which contains (a) and (b). This "delivery vehicle" is designed to enable the achievement of four objectives, concurrently: i) a high antibody response; ii) a long antibody response; iii) no systemic toxicity; and iv) long-term stability, or "shelf-life."

The anti-gastrin product, which is administered by injection, with booster shots at approximately six-month intervals, thus induces antibodies in the patient which bind with peptide (a) and which also bind (cross-react) with and neutralize gastrin 17 (when they encounter that portion on gastrin 17 which is similar to peptide (a)). Gastrin 17 is known to drive (or fuel) colorectal, stomach, liver and pancreatic cancer. Neutralizing gastrin 17 inhibits both the growth and metastasis (spread) of these gastrointestinal cancers. In addition, the anti-gastrin product uniquely neutralizes glycine-extended gastrin 17, which has also been shown, recently, to fuel these gastrointestinal system cancers.

Gastrin 17 is also responsible for the production of the bulk of stomach acid (approximately 90% in humans), the reduction of which is therapeutic for gastroesophageal reflux disease (GERD) and for both peptic ulcers and NSAID -induced ulcers (NSAID examples include aspirin and ibuprofen).

Aphton's anti-GnRH product is similarly constructed. In this case, the synthetic peptide sequence in (a) represents the hormone GnRH, which is targeted to be neutralized. Neutralizing GnRH inhibits the production of estrogen, progesterone and testosterone. Inhibiting estrogen (and progesterone) is therapeutic for women with breast cancer, endometrial cancer, ovarian cancer and endometriosis. Inhibiting testosterone is therapeutic for men with prostate cancer.

Aphton's immunocontraceptive product, which prevents pregnancy in humans, is also similarly constructed. In this case, the so-called "C-terminal" peptide portion of the hormone hCG (which is targeted to be neutralized) is synthesized. A second, unique epitope (peptide), located on the hormone hCG, is now also conjugated to the immunogen, which enhances efficacy. By not using a larger portion of the hCG molecule, Aphton avoids inducing unwanted antibodies against other hormones in the woman (LH and FSH), which share domains with some portions of the hormone hCG. Pregnancy is prevented by immunizing the woman; this induces antibodies which bind to and neutralize hCG.

                               Strategic Alliances

In June, 1998, Aphton completed a major strategic alliance agreement with SmithKline Beecham for all human applications of its anti-GnRH product, as discussed above. SmithKline Beecham is the world's largest vaccine company in terms of annual sales.

In August, 1997, Aphton completed a major strategic alliance with Schering-Plough Animal Health covering all animal health applications of Aphton's anti-gastrin immunogen, as discussed above. Schering-Plough Animal Health, in terms of annual sales, is one of the largest animal healthcare companies in the world.

In February, 1997, Aphton completed a major strategic alliance agreement with Pasteur Merieux Connaught (now called Aventis Pasteur) for all human cancer applications of the anti-gastrin product, as discussed above. Aventis Pasteur is the largest vaccine company in the world in terms of annual patients dosed.

In January, 1995, Aphton announced a major relationship with the World Health Organization (WHO), for the development and testing of an immunocontraceptive product (which prevents pregnancy), as well as exclusive rights for the manufacture, distribution and supply of the immunocontraceptive product for the developing countries, worldwide. Under a separate agreement executed simultaneously, Aphton has exclusive manufacturing and distribution rights for the immunocontraceptive product in the developed countries.

                           Manufacturing and Marketing

Absent or together with a strategic alliance or corporate partnering relationship (such as those with Aventis Pasteur and SmithKline Beecham) which may impact on the following, Aphton plans to commercialize its products by executing long-term contracts with third parties, including major pharmaceutical companies, to manufacture its products and by contracting with similar drug companies to market, sell and distribute its products.

The contract manufacturing approach takes advantage of the large and available manufacturing resources of pharmaceutical industry companies. Aphton has contracted with drug manufacturing sources which have provided Aphton's immunogens for toxicology studies and clinical trials. Aphton's contract marketing, distribution and sales strategy, as exemplified by the Aventis Pasteur, SmithKline Beecham and Schering-Plough Animal Health agreements, similarly takes advantage of the large and effective sales forces of the major pharmaceutical companies. Aphton's capital formation, personnel and plant and equipment requirements, together with associated risks, are clearly greatly reduced by such a commercialization strategy. This significantly enhances Aphton's ability to achieve rapid market penetration and growth and to exploit the benefits of the patent life of its products.

It should be noted that contract manufacturing and contract marketing differ significantly from the normal "licensing" of products to third parties. In the former, Aphton can retain a significantly larger degree of control, share of profits and thus earnings. Under typical licensing (with royalty payments which are generally a small percentage of sales), the opposite would be the case. By avoiding the industry norm of "corporate partnering" with drug companies in its earlier development stages, and by both undertaking and overcoming the associated risks, Aphton has earned and retained its options and the ability to optimally carry out its commercialization approach. This strategy was successfully validated with Aphton's agreements with Aventis Pasteur, SmithKline Beecham and Schering-Plough Animal Health.
                            Patents and Trade Secrets

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

                                   Regulation

Government regulation in the US and other countries is a significant factor in the development and marketing of all of the Company's products and in the Company's ongoing research and development activities. International regulations governing human clinical studies can vary widely, depending on the specific country. Regulatory approval is required for marketing a product in the US and other countries. Aphton conducts human clinical trials with the objective of obtaining regulatory approvals in the key markets, worldwide.

Clinical trials of new drug are typically conducted in three sequential phases. Phase I studies typically test the product for safety tolerance. Phase II studies involve limited trials to determine the optimal dose and frequency of administration and an indication of efficacy for defined indications. When the product has been found safe and shows promise of efficacy, further (pivotal) trials are undertaken in Phase III to fully evaluate clinical efficacy and to test further for safety using a large number of patients at geographically diverse medical centers.
                   Directors, Executive Officers and Employees

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

Robert S. Basso                       Chairman of Compensation and
                                      Audit Committees and Director

Nicholas John Stathis, Esq.           Director

Dov Michaeli, M.D., Ph.D.             Senior Vice President, Director of
                                      Medical Science and Chief Medical Officer

Paul Broome, MB., Ch.B., MFPM         Vice President and Medical Director,
                                      Clinical Trials and Regulatory Affairs

Douglas A. Eayrs                      Vice President, Finance

Frederick W. Jacobs                   Vice President, Treasurer and
                                      Chief Accounting Officer

Philip C. Gevas - Chairman of the Board of Directors, President and Chief Executive Officer, has served as Director, President and Chief Executive Officer since co-founding Aphton in 1981. Previously, Mr. Gevas had many years experience in executive management, including finance, manufacturing and marketing, following years of experience as a project scientist/engineer. Mr. Gevas conceived and directed the development of Aphton's inventions which have resulted in numerous patents for Aphton, both US and foreign, for the treatment of colorectal, pancreatic, liver, esophageal and stomach cancers, GERD and chronic peptic ulcers. He is also a co-inventor for Aphton's human contraceptive product (issued patent). Mr. Gevas has the degrees of M.E., and M.S. Mathematics (Stevens Institute of Technology) and M.S.E.E. (Ohio State University).

William A. Hasler - Co-Chief Executive Officer, Director. In August, 1998, Mr. Hasler was appointed the Co-Chief Executive Officer of the Company. Mr. Hasler has been a Director of the Company since October, 1991 and was elected Vice Chairman in 1996. From 1991 until he joined the Company in 1998 as Co-CEO, Mr. Hasler was Dean of both the Graduate School and Undergraduate School of Business at the University of California, Berkeley. Mr. Hasler was formerly Vice Chairman of KPMG Peat Marwick, responsible for management consulting worldwide. He is also a director of Solectron Corporation, Walker Interactive Systems, Tenera, Inc., TCSI Corporation and is Public Governor of the Pacific Exchange.

Robert S. Basso - Director of the Company since February, 1988, has been a Director of the Company or of its now dissolved subsidiary, Aphton Development Corporation, since 1984. Mr. Basso has been President, Correspondent Services Corporation (CSC) since 1990. Formerly, Mr. Basso was President, Broadcort Capital Corporation and Managing Director, Merrill Lynch, Pierce, Fenner & Smith.

Nicholas John Stathis, Esq. - Director of the Company since January, 1994. Mr. Stathis is retired from the law firm of White & Case, where he was of counsel from 1989 to 1993. Prior to that he was partner at Botein, Hays & Sklar, from 1984 to 1989. Previously, Mr. Stathis was a partner successively at Watson, Leavenworth, Kelton & Taggart and Hopgood, Calimafde, Kalil, Blaustein & Judlowe. Since 1954, Mr. Stathis has been engaged in the practice of all phases of patent, trademark, copyright and unfair competition law, including conduct of litigation and counseling of clients.

Dov Michaeli, M.D. (University of California, San Francisco), Ph.D. (University of California, Berkeley) - Senior Vice President, Director of Medical Science and Chief Medical Officer. Dr. Michaeli joined Aphton as a senior member of the management team and was elected Vice President in 1989. Previously, Dr. Michaeli was a Professor for twenty years at the University of California, San Francisco (Departments of Biochemistry and Surgery). He has served as a member of Aphton's Scientific Advisory Board since 1988. He has over thirty years of experience in scientific research and in clinical medicine. This experience includes extensive consulting on human clinical trials sponsored by drug companies. Dr. Michaeli has five patents and over fifty published articles and book chapters.

Paul Broome, MB., Ch.B., MFPM (University of Sheffield Medical School, UK)--Vice President and Medical Director for Clinical Trials and Regulatory Affairs. Dr.
Broome's more than twenty years of clinical experience includes the responsibility at Glaxo for clinical trials which provided data for US (FDA) and UK (MCA) registration of the indication for ranitidine (Zantac) as maintenance therapy, which became the world's largest selling drug. Later, Dr. Broome was Medical Director for BIOS, a leading company in the UK which provides services ranging from consulting and R&D through clinical trials, regulatory affairs and the registration of drugs for marketing approval from government regulatory agencies.

Douglas A. Eayrs - Vice President, Finance. Prior to joining Aphton Corporation, Mr. Eayrs was a Research Analyst for John G. Kinnard & Company, a Minneapolis-based brokerage firm, for more than eight years where he focused primarily on companies developing new pharmaceutical drugs and emerging medical technologies. In 1996, Mr. Eayrs was named an "All-Star Analyst" in medical stocks in the Wall Street Journal's annual analyst survey. Mr. Eayrs also holds a Masters degree in Applied Economics (Marquette University).

Frederick W. Jacobs - Vice President, Treasurer and Chief Accounting Officer, has been with the Company since June, 1989. Previously, Mr. Jacobs, a CPA, was Chief Financial Officer for three years at a Health Maintenance Organization
(HMO) and before that served for four years on the staff of Coopers & Lybrand, providing both audit and tax services.

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

The Company's Audit Committee is composed of Messrs. Basso and Stathis. The Compensation Committee is similarly composed of Messrs. Basso and Stathis.

Messrs. Basso and Stathis are non-executive Board Members.

                            Scientific Advisory Board

The members of the company's Scientific Advisory Board, which functions primarily as a review board for research projects and for product development programs, in addition to Philip C. Gevas, William A. Hasler and Drs. Dov Michaeli, Paul Broome, Richard Ascione and Theo de Roij (see below), are:

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

Other scientists (consultants) participate when their expertise is needed on a specific project.
                                Scientific Staff

In addition to the founding scientists R. Scibienski, Ph.D. and D. Pappagianis, M.D., Ph.D., the Company's full-time scientific staff includes the following:

     Dov Michaeli, M.D., Ph.D. - see "Directors and Executive Officers."

     Paul Broome, MB., Ch.B., MFPM, - see "Directors and Executive Officers."

Richard Ascione, Ph.D. (Princeton University), - Vice President, is Aphton's Director of the Laboratory of Molecular Medicine. Dr. Ascione directs R&D in the area of Molecular Biology and works closely with Aphton's Laboratory of Immunobiology in research and product development. Previously, Dr. Ascione was Professor in the Department of Experimental Oncology and Associate Director of the Center for Molecular and Structural Biology at the Hollings Cancer Center and the Medical University of South Carolina, respectively, in Charleston, South Carolina. Prior to that, Dr. Ascione was with the National Cancer Institute
(NCI) of the National Institutes of Health (NIH) for approximately twenty years, the last ten of which he served as Deputy Chief of NCI's Laboratory of Molecular Oncology. Dr. Ascione has published over sixty-five peer-reviewed papers, several book chapters and articles related to the molecular biology of cancer, human retroviruses and HIV/AIDS.

Theo de Roij, Ph.D., D.V.M., - Vice President, Business and Product Development since September 1998. Prior to joining the company, Dr. de Roij served as the Director of Business Development at SmithKline Beecham Biologicals S.A. responsible for worldwide business development activities. Previously, Dr. de Roij was employed by the Animal Health Division of Solvay, S.A. where he held several senior positions during his 13 year tenure with the company. For several years, he was the Corporate Director, Business Development for Solvay Animal Health responsible for worldwide business development and strategic planning.

Peter Blackburn, Ph.D., - Vice President, Program Development of the Company since September, 1997. Previously Dr. Blackburn was Executive Vice President, Applied Microbiology, Inc., where he was employed for over ten years. His responsibilities encompassed those of a chief operating officer, engaged in the R&D and manufacture of antimicrobial peptides and pharmaceutical grade bulk drug. Earlier, and for ten years, he was engaged in academic research at the Rockefeller University, New York, in protein chemistry in the laboratory of two recipients of the Nobel Prize for Chemistry. Dr. Blackburn has published numerous papers in peer-reviewed journals and is the inventor on numerous US and foreign patents.

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

The Company employs approximately thirty-five individuals directly and has numerous others under contracts with other supporting organizations.

Item 2.  Properties

The Company has noncancelable facilities leases expiring at various dates through fiscal 2003. The leases provide various options to renew. The minimum rental commitments for the fiscal years 2001 through 2003, respectively, are, $103,000, $80,000, $22,000 and none thereafter. Rental expense for these leases for the years ended January 31, 2000 and 1999 and the nine months ended January 31, 1998, was approximately $101,000, $115,000, and $80,000.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Common Stock of Aphton has been trading on Nasdaq's National Market System since June 2, 1994. Aphton had been traded in the Nasdaq Small-Cap Issues (formerly over-the-counter) market since April 1, 1991, the date of Aphton's initial public offering. The following table sets forth high and low price information, provided by Nasdaq Historical Research Department, for each full quarter beginning after January 31, 1998. The Company's Common Stock is traded under the symbol "APHT."

Fiscal Period Ended January 31, 1999:   High                          Low
         1st Quarter                     $15                      $ 11 7/16
         2nd Quarter                      18 1/8                    11
         3rd Quarter                      13 1/4                     6 1/4
         4th Quarter                      17 1/2                    10 3/8
Fiscal Period Ended January 31, 2000:
         1st Quarter                     $17 3/4                   $10 3/4
         2nd Quarter                      14 3/4                     9 13/16
         3rd Quarter                      15 5/8                    12
         4th Quarter                      27 3/8                    11 1/4


As of January 31, 2000, Aphton had approximately 300 shareholders of record and approximately 4,000 beneficial holders of its Common Stock.

Item 6.  Selected Financial Data

                         SELECTED FINANCIAL INFORMATION

The selected financial data set forth below with respect to the Company's statements of operations and balance sheets for the years ended January 31, 2000 and 1999, the nine months ended January 31, 1998 and each of the three years in the period ended April 30, 1997, are derived from audited financial statements and should be read together with the financial statements and related notes included in this Annual Report. All selected financial data are not covered by the independent accountants' report. The data presented below should be read together with the financial statements, related notes, and other financial information included herein.
                          SUMMARY FINANCIAL INFORMATION
                    (In thousands except for per share data)

                                     Year             Year          Nine Months
                                    Ended             Ended            Ended                    Year Ended April 30,
                                 January 31,       January 31,      January 31,


Statement of Operations Data:

                                     2000             1999             1998            1997            1996              1995
                                     ----             ----             ----            ----            ----              ----
Investment Income              $     1,404       $        938     $       534     $       271     $       438      $       463
Net Loss                           (11,193)           (9,757)          (6,605)         (5,629)         (4,711)          (3,930)
Research & Development
     Expenditures                   10,821            9,454             4,963           5,206           4,501            3,905
Net Loss per Share             $     (0.76)      $    (0.68)      $    (0.48)     $    (0.44)     $    (0.37)      $    (0.32)
Weighted Average Shares
     Outstanding                   14,731           14,431           13,733          12,913          12,723           12,378


                               January 31,       January 31,      January 31,                            April 30,
                                     2000             1999             1998            1997            1996              1995
                                     ----             ----             ----            ----            ----              ----
Balance Sheet Data:

Cash and Current

     Investments               $19,179           $10,555          $14,226           $8,846          $8,169           $7,520
Total Assets                     28,192            19,891           23,580          18,362            8,354            7,741
Total Liabilities                16,132            13,339           12,273          15,851            1,313               997
Accumulated Deficit             (52,954)         (41,760)          (32,004)        (25,399)        (19,770)        (15,059)
Total Stockholders'              12,060             6,552           11,307            2,511           7,041           6,744
     Equity

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                 Years Ended January 31, 2000, 1999 and the Nine
                         Months Ended January 31, 1998

During the year ended January 31, 2000, the Company reported a net loss of $11,193,296. During this period the Company had no contract revenues. Investment earnings on cash for twelve months was less than the $547,000 earned in the year ended January 31, 1999 due to lower average cash balances. Although ending cash and investments were approximately $9,000,000 greater than at January 31, 1999, most of the funds were received during the period from October, 1999 to January, 2000. Total research and development expenditures increased approximately $1,400,000. Research and development cash expenditures were approximately $800,000 greater than in the year ended January 31, 1999. Non-cash research and development expenses increased approximately $600,000 and were related to a Company plan whereby individuals may forego immediate receipt of wages. The Company has established a liability for these accrued wages payable and funded the liability with the establishment of investment accounts which are subject to the general creditors of the Company. The employees may direct the investments and the changes in value in these investments are recognized as unrealized gains and losses in the statement of operations with a corresponding increase or decrease to research and development expense to adjust the liability for employees' wages and benefits. Unrealized holding gains on trading securities and the corresponding increase in research and development expense totaled $1.0 million in 2000 and $.4 million in 1999.

During the year ended January 31, 1999, the Company reported a net loss of $9,756,815. During this period the Company had no contract revenues. Investment earnings on cash for twelve months was approximately the same as the $534,000 earned in the nine months ended January 31, 1998 due to lower average cash balances. Research and development expenditures were $9,453,826 (including approximately $.4 million in non-cash expenses, as discussed above) which represented an increase in average quarterly research and development expenditures from about $1.7 million per quarter in the nine months ended January 31, 1998 to about $2.3 million per quarter for the year ended January 31, 1999. This 35% increase was budgeted for and related to the on-going and planned additional (human) clinical trials.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The original effective date for SFAS No. 133 was for all fiscal years beginning after June 15, 1999. As a result of the issuance of SFAS No. 137, the effective date for SFAS No. 133 is for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended by SFAS No. 137, is not expected to have a material effect on the financial statements.
The Company has had no adverse impact from the year 2000 ("Y2K") issue and does not expect that material incremental costs will be incurred in the aggregate or in any single future year.

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

On April 12, 2000, the Company announced that it had received gross proceeds of $16.22 million from the closing of a private financing with several international biotechnology/healthcare funds. The company issued 491,515 shares of common stock at a price of $33.00 per share. There were no warrants or options included with this private placement.

On January 14, 2000, the Company announced that it had received $5.5 million from a leading investment banking firm through the exercise of 350,000 warrants issued in prior years. The new Aphton common shares were purchased at an average price of $15.714 per share through the exercise of these warrants.

On October 13, 1999, the Company announced that it had received $11.2 million from the closing of a private financing of common stock with an undisclosed institutional investor. The company placed 800,000 shares of common stock at a price of $14.00 per share. There were no warrants, options or agent fees included with this private financing.

In June 1998, Aphton and SmithKline Beecham signed a Collaboration and License agreement, granting SmithKline Beecham exclusive rights worldwide to Aphton's GnRH-related patents and proprietary technology. The agreement covers the diagnosis, treatment and prevention of GnRH-related cancers and other diseases in humans. Human cancer indications for the anti-GnRH product are prostate, breast, ovarian and endometrial cancer. Additional medical indications for the anti-GnRH product are endometriosis, polycystic ovaries, uterine fibroids, contraception, infertility and precocious puberty. Under terms of the agreement, Aphton and SmithKline Beecham are collaborating in a joint product development program, with SmithKline Beecham responsible for clinical trials and regulatory approvals, and for worldwide marketing and distribution of approved products. The agreement uses a royalty mechanism based on product sales, in dollars, worldwide to determine Aphton's revenues. As part of the Agreement, SmithKline Beecham made an equity investment of $5,000,000 for 237,867 shares of newly issued Aphton common stock.

In April 1997, the Company issued a $5,000,000 7% senior redeemable convertible debenture. During the nine months ended January 31, 1998 the debenture and related interest was converted into 559,068 shares of the Company's common stock. Non-cash interest on such debt amounted to approximately $1,567,000 in the nine months ended January 31, 1998 and $15,000 in fiscal 1997.

The Company anticipates that its existing capital resources which are composed primarily of cash and short-term cash investments, including the proceeds of its private placements and interest thereon, would enable it to maintain its currently planned operations into the year 2002. The Company's working capital and capital requirements will depend upon numerous factors, including the following: the progress of the Company's research and development program, preclinical testing and clinical trials; the timing and cost of obtaining regulatory approvals; the levels of resources that the Company devotes to product development, manufacturing and marketing capabilities; technological advances; competition; and collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing and marketing of certain of the Company's products and the ability of the Company to obtain funds from such strategic alliances or from other sources.

Item 8.  Financial Statements and Supplementary Data.
Financial Statements are set forth in this report beginning at page 17.

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

        Balance sheets as of January 31, 2000 and 1999
        Statements of Operations  for the years ended January 31, 2000,  January
             31, 1999 and the nine months ended January 31, 1998

        Statements of Stockholders' Equity for the years ended January 31, 2000,
             January 31, 1999 and the nine months ended January 31, 1998

        Statements of Cash Flows for the years ended  January 31, 2000,  January
              31, 1999 and the nine months ended January 31, 1998

        Notes to the Financial Statements
  (ii)  Financial Statements Schedules:
        Financial Statement Schedules are omitted because they are either not required, not applicable, or the information is included in the Financial Statements or Notes thereto.

(b)     Exhibits

        Exhibit Number                             Description

           3.1 Certificate of Incorporation (Incorporated by reference to Exhibit B of the Registrant's Definitive Proxy Statement filed October 8, 1997)

           3.3 By-Laws (Incorporated by reference to Exhibit C of the Registrant's Definitive Proxy Statement filed October 8, 1997)

         23.1     Written Consent of PricewaterhouseCoopers LLP.
                  (attached as an exhibit)

         27.1     Financial Data Schedules.  (attached as an exhibit)

(c)     Reports on Form 8-K

        During the three-month period ending January 31, 2000, the Company did not file any reports on Form 8-K.

Dated:  April 28, 2000                                 APHTON CORPORATION





                    By:         PHILIP C. GEVAS
                               Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures              Title                                       Date

PHILIP C. GEVAS        Chairman of the Board, Chief Executive
                       Officer and President                     April 28, 2000

WILLIAM A. HASLER      Vice Chairman of the Board
                       and Co-Chief Executive Officer            April 28, 2000

ROBERT S. BASSO        Director                                  April 28, 2000

NICHOLAS JOHN STATHIS  Director                                  April 28, 2000

FREDERICK W.  JACOBS   Vice President, Treasurer and
                       Chief Accounting Officer                  April 28, 2000











                          INDEX TO FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS

Report of Independent Accountants..........................................18

Balance Sheets - January 31, 2000 and 1999 .............................. .19

Statements of Operations - for the years ended January 31, 2000,
    January 31, 1999 and the nine months ended January 31, 1998............20

Statements of Stockholders' Equity - for the years ended January 31, 2000,
    January 31, 1999 and the nine months ended January 31, 1998......... ..21

Statements  of Cash Flows - for the years ended  January 31,  2000,
    January 31, 1999 and the nine months ended January 31, 1998............22

Notes to the Financial Statements..........................................23






















                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders
Aphton Corporation

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Aphton Corporation (the "Company") at January 31, 2000 and 1999, and the results of its operations and its cash flows for the two years ended January 31, 2000 and the nine months ended January 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                         PricewaterhouseCoopers LLP

Honolulu, Hawaii
April 24, 2000

                               APHTON CORPORATION

                   Balance Sheets - January 31, 2000 and 1999

                                                   2000              1999

                  Assets

Current Assets:
Cash and current investments:
     Cash and short-term cash investments    $9,920,263        $9,347,334
     Investment securities-held-to-maturity   6,878,097                 -
     Investment securities-trading            2,380,880         1,207,786
                                              ---------        ----------
         Total cash and current investments  19,179,240        10,555,120
Other assets (including current portion of
     unconditional supply commitment)           688,013           469,811
                                              ---------        ----------
         Total current assets                19,867,253        11,024,931
Equipment and improvements, at cost,
     net of accumulated depreciation
     and amortization                           173,350           215,599
Unconditional supply commitment               8,151,650         8,650,000
                                              ---------         ---------
         Total assets                       $28,192,253       $19,890,530
                                            ===========       ===========

           Liabilities and Stockholders' Equity

Liabilities:
Current liabilities:
     Accounts payable and other              $6,131,771        $3,339,002
                                             ----------        ----------
         Total current liabilities            6,131,771         3,339,002
     Deferred revenue                        10,000,000        10,000,000
                                             ----------        ----------
         Total liabilities                   16,131,771        13,339,002
                                             ----------        ----------

Commitments and Contingencies

Stockholders' Equity:
     Common stock, $0.001 par value -
     Authorized:  30,000,000 shares
     Issued and outstanding:  15,592,984
     shares at January 31, 2000 and
     14,433,984 shares at January 31, 1999      15,593            14,434
     Additional paid in capital             64,799,784        47,960,689
     Purchase warrants                         198,900           336,904
     Accumulated deficit                   (52,953,795)      (41,760,499)
                                           ------------      ------------
         Total stockholders' equity         12,060,482         6,551,528
                                            ----------         ----------
         Total liabilities and
             stockholders' equity          $28,192,253       $19,890,530
                                           ===========       ===========


                 The accompanying notes are an integral part of
                           the financial statements.

                               APHTON CORPORATION

                            Statements of Operations

                  for the years ended January 31, 2000 and 1999

                 and for the nine months ended January 31, 1998

                                      2000             1999             1998

Revenue:                       $         -       $        -        $       -
Costs and Expenses:

     General and administrative  1,775,652         1,241,323         608,000
     Research and development   10,821,361         9,453,826       4,963,481
                                ----------         ---------       ---------
       Total costs and expenses 12,597,013        10,695,149       5,571,481
                                ----------        ----------       ---------
         Loss from operations   12,597,013        10,695,149       5,571,481
                                ----------        ----------       ---------
Other Income (expense):

  Dividend, interest and
        other income              444,980            547,283         533,908
  Unrealized gains from
         investments              958,737            391,051               -
  Non-cash interest expense             -                  -      (1,566,971)
                                  -------            -------       ---------
          Net loss           $(11,193,296)       $(9,756,815)    $(6,604,544)
                             =============       ============    ============
Per share data

   Basic loss per common share     $(0.76)            $(0.68)         $(0.48)
                                   =======            =======         =======
   Diluted loss per common share   $(0.76)            $(0.68)         $(0.48)
                                   ======             =======         =======
   Weighted average number of
     common shares outstanding  14,731,301        14,431,417       13,733,478
                                ==========        ==========       ==========










                 The accompanying notes are an integral part of
                           the financial statements.

                               APHTON CORPORATION
                       Statements of Stockholders' Equity
                  for the years ended January 31, 2000 and 1999
                 and for the nine months ended January 31, 1998

                                    Additional
               Common     Stock      Paid in   Purchase  Accumulated
               Shares     Amount     Capital   Warrants    Deficit       Total
Balance,
May 1, 1997 12,913,149 $26,665,091 $1,097,560 $147,004 $(25,399,140) $2,510,515

Sale of
stock, net     715,000  10,000,000          -        -             - 10,000,000

Issuance of
purchase warrants
for services         -           -          -  198,900             -    198,900

Exercise of
purchase
warrants         4,000       5,500          -   (4,500)            -      1,000

Transfer between
equity accounts
resulting from a
change in the par
value of the stock   - (41,857,647)41,857,647        -              -         -

Conversion of
convertible
debt           559,068   5,201,247          -        -              - 5,201,247

Net loss             -           -          -        -    (6,604,544)(6,604,544)
            ---------- -----------    -------  --------  ----------  ----------
Balance,
January 31,
1998        14,191,217  42,955,207     14,191  341,404  (32,003,684) 11,307,118

Exercise of
purchase
warrants         4,900       5,720          5   (4,500)          -        1,225

Sale of
stock, net     237,867   4,999,762        238        -           -    5,000,000

Net loss             -           -          -        -  (9,756,815)  (9,756,815)
            ---------- -----------    -------  --------  ----------  ----------
Balance,
January 31,
 1999       14,433,984  47,960,689     14,434   336,904 (41,760,499)  6,551,528

Exercise of
purchase
warrants       359,000   5,639,895        359  (138,004)          -   5,502,250

Sale of
stock, net     800,000  11,199,200        800         -           -  11,200,000

Net loss             -           -          -         - (11,193,296)(11,193,296)
            ---------- -----------    -------  --------  ----------  ----------
Balance,
January 31,
2000        15,592,984 $64,799,784    $15,593  $198,900 $(52,953,795)12,060,482
            ========== ===========    =======  ========  =========== ==========

                 The accompanying notes are an integral part of
                           the financial statements.




                               APHTON CORPORATION
                            Statements of Cash Flows
                 for the years ended January 31, 2000 and 1999
                   and the nine months ended January 31, 1998

           Increase (decrease) in cash and short-term cash investments
                                  2000              1999              1998
Cash flows from
operating activities:

Cash paid to suppliers
and employees                 $(9,446,861)      $(9,119,463)     $(5,115,606)

Purchase of trading
securities                    (2,201,968)        (1,207,786)               -

Proceeds from trading
securities                     1,987,611                  -                -

Interest and
dividends received               444,980            547,283          533,908
                               ---------            -------          -------
Net cash used in
operating activities          (9,216,238)       (9,779,966)       (4,581,698)
                               ---------         ---------         ---------
Cash flows from
investing activities:

Purchase of held to
maturity securities         (10,438,097)                 -                 -

Proceeds from maturity
of held to maturity
securities                    3,560,000                  -                 -

Capital expenditures            (34,986)           (99,925)          (39,041)
                             ----------            -------            ------

Net cash used in
investing activities        (6,913,083)            (99,925)          (39,041)
                             ---------              ------            ------
Cash flows from
financing activities:

Sales of stock              16,702,250           5,001,225         10,001,000
                            ----------           ---------         ----------
Cash received from
financing activities        16,702,250           5,001,225         10,001,000
                            ----------           ---------         ----------
Net increase (decrease)
in cash and short-term
cash investments              572,929           (4,878,666)         5,380,261

Cash and short-term
cash investments:
Beginning of period         9,347,334           14,226,000          8,845,739
                            ---------           ----------          ---------
End of period              $9,920,263           $9,347,334        $14,226,000
                           ==========           ==========        ===========

                     Reconciliation of net loss to net cash
                          used in operating activities

Net loss                 $(11,193,296)         $(9,756,815)       $(6,604,544)
Adjustments to reconcile
net loss to net cash
used in operating
activities:

Depreciation and
amortization                   77,236               82,062            57,428

Net increase in investment
securities-trading           (214,357)                   -                 -

Unrealized gains
from investments             (958,737)            (391,051)                -

Increase in accrued
employee benefits             958,737              391,051                 -

Warrants issued for
services received                   -                    -           198,900

Stock issued for
non-cash debenture
interest, debenture
discount and
issuance costs                      -                    -         1,566,971

Changes in -

Other assets                  (138,357)           (124,698)           75,148

Unconditional
supply commitment              205,000             175,000                 -

Accounts payable and other   1,834,031            (141,856)          324,245
                             ---------            ---------          -------
Net cash used in
operating activities:      $(9,216,238)        $(9,779,966)      $(4,581,698)
                           ============        ============      ============

Non-cash investing and financing activities:

For information about non-cash investing and financing activities, please see Note 7


                 The accompanying notes are an integral part of
                           the financial statements.

                               APHTON CORPORATION

                        Notes to the Financial Statements

1.       Organization and Operations

Aphton Corporation is a biopharmaceutical company developing products using its innovative vaccine-like technology for neutralizing hormones that participate in gastrointestinal system and reproductive system cancer and non-cancer diseases; and the prevention of pregnancy. Aphton has strategic alliances with Aventis Pasteur, SmithKline Beecham PLC, Schering-Plough Animal Health and the World Health Organization (WHO).

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

Reclassifications

    The 1999 and 1998 financial statements were reclassified in certain respects to conform to the 2000 presentation. Such reclassifications had no effect on net loss as previously reported.

Research and Development Expenses -

    Research and development costs are expensed as incurred.

General and Administrative Expenses -

    Amounts shown represent expenses not clearly related to research and development expense. A significant portion of these expenses are related to intellectual property/patent legal costs and salaries.

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

Per Share Data -

    The Company has adopted SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. The Company's basic loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding. The Company's common stock equivalents are anti-dilutive, and accordingly, basic and diluted loss per share are the same. Such common stock equivalents consist of purchase warrants (See Note 8) and could potentially dilute basic earnings per share in the future.

Cash Equivalents -

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments, including short-term cash investments, purchased with an original maturity of three months or less to be cash equivalents.

Investment Securities

    Investment securities consist principally of debt securities issued by the US Treasury and other US Government agencies and corporations and investment in other securities, including mutual funds.

    Investment securities are classified into three categories and accounted for as follows: (1) Held-to-maturity securities are debt securities which the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. (2) Trading securities are securities which are bought and held principally for the purpose of selling them in the near term. These securities are reported at fair value, with unrealized gains and losses included in current earnings. (3) Available-for-sale securities are debt and equity securities not classified as either held-to-maturity or trading securities. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from current earnings. The unrealized gains and losses are reported as a separate component of stockholders' equity. Gains and losses realized on the sales of investment securities are determined using the specific identification method.

Concentrations Of Credit Risk -

    The Company's short-term cash investments are held in several financial institutions and consist principally of insured money market accounts and cash management accounts that are collateralized by or invested in US Government and US Government agency securities.

    The Company's held-to-maturity securities consist of marketable debt securities. These securities are issued by a diversified selection of corporate and US government agencies with strong credit ratings. Our investment policy limits the amount of credit exposure with any one institution. Other than asset-backed securities, these debt securities are generally not collateralized. We have not experienced any material losses due to credit impairment on our investments in marketable debt securities in any year.

Impairment of the unconditional supply commitment -

    As discussed in Note 3, the Company has the unconditional right to receive supplies originally aggregating $9 million from Aventis Pasteur. The Company's policy is to review the current market prices of available supplies, if any, to assure that they remain above the stated Aventis Pasteur contract price of the materials and that the right to receive the supplies remains unimpaired. Aventis Pasteur is one of the largest pharmaceutical vaccine manufacturers in the world. The Company monitors the financial performance of Aventis Pasteur to assure that they will continue to be able to perform under the contract, wherein the special order supplies are to be provided from supplies manufactured by Aventis Pasteur in large quantities and sold to many customers, including the US Government, as part of Aventis Pasteur's basic franchise (business). The contract allows for inflation based increases in the per unit costs of the supplies which the Company and Aventis Pasteur believes are sufficient to assure that there will be no future financial hardship incurred by Aventis Pasteur in the execution of the agreement.

New Accounting Pronouncements-

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The original effective date for SFAS No. 133 was for all fiscal years beginning after June 15, 1999. As a result of the issuance of SFAS No. 137, the effective date for SFAS No. 133 is for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended by SFAS No. 137, is not expected to have a material effect on the financial statements. Comprehensive Income

    Effective February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting comprehensive income (defined to include net income, unrealized gains and losses on available-for-sale investment securities, foreign currency adjustments and certain other items not included in the income statement). The Company does not have elements of other comprehensive income other than net loss.

3.       License and Co-Promotion Agreements

In June 1998, Aphton and SmithKline Beecham signed a Collaboration and License agreement, granting SmithKline Beecham exclusive rights worldwide to Aphton's GnRH-related patents and proprietary technology. The agreement covers the diagnosis, treatment and prevention of GnRH-related cancers and other diseases in humans. Human cancer indications for the anti-GnRH product are prostate, breast, ovarian and endometrial cancer. Additional medical indications for the anti-GnRH product are endometriosis, polycystic ovaries, uterine fibroids, contraception, infertility and precocious puberty. Under terms of the agreement, Aphton and SmithKline Beecham are collaborating in a joint product development program, with SmithKline Beecham responsible for clinical trials and regulatory approvals, and for worldwide marketing and distribution of approved products. The agreement uses a royalty mechanism based on product sales, in dollars, worldwide to determine Aphton's revenues. As part of the Agreement, SmithKline Beecham made an equity investment of $5,000,000 for 237,867 shares of newly issued Aphton common stock.

On February 14, 1997 Aphton signed an agreement with Pasteur Merieux Connaught (Rhone-Poulenc Group) which is now known as Aventis Pasteur, a leader in medical science and research and the world's largest vaccine manufacturer and marketer, for a strategic alliance for all human cancer applications of the Company's anti-gastrin immunogen product including stomach, colorectal, liver and pancreatic cancers. Under the terms of the twenty-year license and co-promotion agreement, Aphton will be responsible for product development, clinical trials and regulatory agency approvals, and Aventis Pasteur will be responsible for promotion, advertising, marketing, distribution and sales of the anti-gastrin immunogen product in the United States, Canada, Europe (including the C.I.S. countries) and Mexico. In addition, Aphton and Aventis Pasteur entered into agreements providing for: (a) the supply of the anti-gastrin immunogen product from Aphton to Aventis Pasteur; and (b) the supply of certain components of the anti-gastrin immunogen product (as well as other Aphton products) from Aventis Pasteur to Aphton. Aventis Pasteur will fund the costs associated with product introduction, promotion, advertising and marketing throughout the territory covered by the agreement. Under the terms of the agreement, in addition to upfront consideration aggregating $10 million including $1 million cash and the supply commitment (of material suitable for human use) of $9 million, Aphton will receive the majority of the profits from sales of the anti-gastrin immunogen product with the balance of profits to be retained by Aventis Pasteur.

The supply commitment of materials suitable for human use consists of Diphtheria Toxoid and/or Tetanus Toxoid. Aphton may use some or all of the unconditional supply commitment in the product under development with Aventis Pasteur or Aphton may use some or all of the supply commitment on other current product lines or on research and development. The supply commitment of material suitable for human use is not readily obtained on the open market in such large quantities. By comparison to lower quality material available in smaller quantities management estimates that the market value of the supplies is substantially greater than the carrying value of $9 million, if they could be obtained. The carrying value of the supplies is based on the negotiated License Fee. The amount of material to be received is based on negotiated per unit costs, which are well below the per unit costs of lower quality materials available in smaller quantities.

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

Under the agreement, Aventis Pasteur shall have the right to terminate upon one hundred eighty (180) days prior notice to Aphton, in the event that it determines, following completion of Phase III clinical trials of the Product (and receipt by Aventis Pasteur of the results and supporting data obtained in such trials), that for safety and efficacy reasons it does not wish to co-promote, market or sell the Product. In addition, either party may terminate the agreement by (a) mutual agreement, (b) for uncured material breach and (c) due to liquidation, insolvency, etc. Further, under the agreement, none of the aggregate $10 million consideration, either the cash or the Company's rights to the full $9 million in unconditional supply commitment, is refundable to Aventis Pasteur under any conditions. There is no provision under the agreement for the unconditional supply commitment to be satisfied by Aventis Pasteur with a cash payment. (The $10 million license payment was recognized for tax purposes in the year ended April 30, 1997.)

4.       Equipment And Improvements

At January 31, 2000 and 1999, equipment and improvements consisted of the following:
                                              January 31,    January 31,
                                                  2000           1999
Laboratory equipment                           $ 501,078      $ 495,557
Leasehold improvements                           293,584        276,955
Office and laboratory furniture and fixtures     229,454        216,618
                                                --------       --------
                                               1,024,116        989,130
Less accumulated depreciation and amortization  (850,766)      (773,531)
                                               ---------       --------
                                                $173,350      $ 215,599
                                               =========       ========

5.       Accounts Payable and Other

At January 31, 2000 and 1999, accounts payable and other was composed of (000's omitted):

                                                  January 31,

                                                2000           1999

Trade accounts payable                         $3,132         $1,673
Accrued wages payable                           2,641          1,468
Employee benefits payable                         359            198
                                                -----          -----
                                               $6,132         $3.339
                                               ======         ======
See related Note 6.

6.       Investment Securities

Securities classified as trading and held-to-maturity at January 31, 2000 and 1999 are summarized below. Estimated fair value is based on quoted market prices for these or similar investments.

                          Amortized     Unrealized    Unrealized
January 31, 2000             Cost          Gains         Losses    Fair Value

Total trading securities
(carried at fair value):    $1,031,092    $1,349,788     $   --      $2,380,880

Securities held to maturity
(carried at amortized cost):$6,878,097          $499       $448      $6,878,046

January 31, 1999

Total trading securities
(carried at fair value):      $816,735      $391,051     $   --      $1,207,786


The Company held no available-for-sale investment securities at January 31, 2000 and January 31, 1999. The Company had no held-to-maturity investment securities at January 31, 1999.

The carrying value of all investment securities held at January 31, 2000 and 1999 is summarized below:

Security                                                2000          1999
--------                                                ----          ----
Trading securities                                  $2,380,880     $1,207,786
Securities held-to-maturity maturing within one year 6,878,097
                                                     ---------      ---------
     Total short-term investments                   $9,258,977     $1,207,786
                                                    ==========     ==========

The Company's trading securities consist of mutual funds and relate to a Company plan whereby individuals may forego immediate receipt of wages. The Company has established a liability for these accrued wages payable and funded the liability with the establishment of investment accounts which are subject to the general creditors of the Company. The employees may direct the investments and the changes in value in trading securities are recognized as unrealized gains and losses in the statement of operations with a corresponding increase or decrease to research and development expense to adjust the liability for employees' wages and benefits. Unrealized holding gains (losses) on trading securities and the corresponding increase in research and development expense totaled $1.0 million in 2000 and $.4 million in 1999.

7.       Senior Redeemable Convertible Debenture

In April 1997, the Company issued a $5,000,000 7% senior redeemable convertible debenture. For financial reporting purposes, $1,097,560 of the proceeds was allocated to the conversion feature of the debt and recorded as additional paid in capital. The value of the conversion feature was based on the Company's stock market price at the date of issuance, less an 18% discount. As a result, the convertible debt instrument of $5,000,000 was recorded net of discount equal to the conversion feature which increased the effective interest rate of the debt. Accordingly, beginning on the date of issuance, the discount was charged to interest expense on a pro rata basis using the effective interest method as the security became convertible. The effective interest rate on this debenture was approximately 52%. Non-cash interest on such debt amounted to approximately $15,000 in fiscal 1997. In the period ended January 31, 1998, the debenture and related interest was converted to 559,068 shares of common stock. Non-cash interest expense for the period then ended was approximately $1,567,000.

8.       Common Stock and Purchase Warrants

Common Stock -

    During fiscal 2000, in a private placement the Company sold 800,000 shares of common stock for $11,200,000 net of insignificant legal, accounting and filing fee expenses. The Company also issued 359,000 shares through the exercise of outstanding purchase warrants, netting $5,502,250 in proceeds.

    During fiscal 1999, SmithKline Beecham made an equity investment of $5,000,000 for 237,867 shares of newly issued Aphton common stock.

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

    The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for warrants issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only. All stock-based awards to nonemployees are accounted for at their fair value in accordance with SFAS No. 123. There were 150,000 employee stock purchase warrants granted in 2000. Based on Black-Scholes values, for the year ended January 31, 2000, the pro forma net loss would be $13,231,796 and the pro forma loss per common share would be $.90. There were no employee stock purchase warrants granted in 1999 or 1998.

    The following assumptions were used in the Black-Scholes option pricing model for the 150,000 purchase warrants granted in fiscal 2000 to an employee. The stock price and exercise price of $14.75 was set equal to the fair market value of the Company's common stock on the date of grant. The risk-free rate of return used was 7.0%. The expected dividend yield used was 0%. The expected time to exercise used was 10 years. The expected volatility used was 100%.

    The Company issued 13,000 warrants for services to nonemployees in 1998, recognizing $198,900 in expense. The following assumptions were used in the Black-Scholes option pricing model for the 13,000 purchase warrants granted in fiscal 1998. The stock price and exercise price of $14.75 was set equal to the fair market value of the Company's common stock on the date of grant. The risk-free rate of return used was 7.01%. The expected dividend yield used was 0%. The expected time to exercise used was 10 years. The expected volatility used was 75%. In 1998 the Company also issued 225,000 warrants to an institutional investor in conjunction with the sale of stock.

The following table summarizes purchase warrant activity      Weighted-Average
over the past three fiscal periods:
                                    Number of Shares           Exercise Price
                                    ----------------           --------------
 Outstanding and exercisable
 at May 1, 1997                          1,784,300                 $13.26
                  Granted (1)              238,000                 $17.35
                  Exercised                 (4,000)                  $.25
                                         ---------                 ------
Outstanding and exercisable
at January 31,1998                      2,018,300                  $13.76
                  Exercised                (4,900)                   $.25
                                        ----------                  -----
Outstanding and exercisable
at January 31,1999                      2,013,400                  $13.76
                  Granted                 150,000                  $14.75
                  Exercised              (359,000)                 $15.33
                                         ---------                 ------
Outstanding and exercisable
at January 31, 2000                     1,804,400                  $13.58
                                        =========                  ======



For warrants outstanding and exercisable at January 31, 2000, the exercise price ranges and average remaining lives were:

                      Warrants Outstanding and Exercisable

 Range of Exercise Prices

                    Number Outstanding    Average Period (2)   Average Price (3)

  $.25  to  $14.00     632,400                   14.9               $ 9.62
$14.01  to  $14.99     749,000                   14.9               $14.75
$15.00  to  $24.00     423,000                   14.9               $17.42
                      --------
                     1,804,400                   14.9               $13.58
                     =========

(1)  Weighted  average  grant  date fair value is $15.30
(2)  Weighted  average remaining years
(3) Weighted average exercise price

9.       Income Taxes

Gross deferred tax assets result from net operating loss and income tax credit carryforwards. Realization of these assets is dependent on the Company's ability to generate sufficient future taxable income, prior to the expiration of the carryforwards, which is dependent on the completion of research and development activities and successful marketing of the Company's various products. Due to the uncertainties related to the above and in accordance with guidance contained in SFAS No. 109, a valuation allowance has been provided for these deferred tax assets. Accordingly, these assets do not appear in the Company's balance sheet at January 31, 2000 and 1999. The changes in the valuation allowance in 2000 and 1999 were $3,160,000 and $3,450,000, respectively.

                                   January 31,

Deferred tax assets consisted of:             2000                1999


Federal net operating loss carryforward     $12,218,000       $9,123,000
State net operating loss carryforward           324,000        1,213,000
                                            -----------        ---------
Total operating loss carryforward            12,542,000       10,336,000

Deferred license payment revenues             4,014,000        4,014,000
Expenses deductible in future periods         1,200,000          512,000

Federal tax credits                           1,971,000        1,651,000
State tax credits                               554,000          608,000
                                                -------          -------
Total tax credits                             2,525,000        2,259,000
                                              ---------        ---------
Total deferred tax assets                     20,281,000      17,121,000
Valuation allowance                          (20,281,000)    (17,121,000)
                                              ----------      ----------
         Net deferred tax assets             $         -     $         -
                                             ===========     ===========

At January 31, 2000, for Federal income tax purposes, the Company had net operating loss carryforwards of approximately $35,935,000 and various income tax credit carryforwards, primarily research and experimentation, aggregating $1,971,000, which expire at various dates through 2020.

At January 31, 2000, for California income tax purposes, the Company had net operating loss carryforwards of approximately $5,281,000, which expire at various dates through 2005; and various income tax credit carryforwards, primarily research and experimentation, aggregating $554,000, which expire at various dates through 2014.

10.      Commitments and Contingencies

The Company has noncancelable facilities leases expiring at various dates through fiscal 2003. The leases provide various options to renew. The minimum rental commitments for the fiscal years 2001 through 2003, respectively, are, $103,000, $80,000, $22,000 and none thereafter. Rental expense for these leases for the years ended January 31, 2000 and 1999 and the nine months ended January 31, 1998, was approximately $101,000, $115,000, and $80,000, respectively.
Rental expense is allocated between research & development expense and general & administrative expense, based on use, in the accompanying statements of operations.

11.      Subsequent Event

On April 12, 2000, the Company announced that it had received gross proceeds of $16.22 million from the closing of a private financing with several international biotechnology/healthcare funds. The Company issued 491,515 shares of common stock at a price of $33.00 per share. There were no warrants or options included with this private placement.