Form 10-Q
period 2000-04-30
APHTON CORP
filed 2000-06-14
CIK 840319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly ended April 30, 2000            Commission File Number 0-19122


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


                           Yes    X                No    __


       The number of shares of Common Stock outstanding as of the close of business on June 6, 2000:

      Class                                                    Number of
                                                           Shares outstanding
Common Stock, $0.001 par value                                  16,199,493








                               APHTON CORPORATION

                                      Index


                                                                      Page

Part I - Financial Information                                          3

    Item 1.  Financial Statements:

       Balance Sheets - April 30, 2000 and January 31, 2000             3

       Statements of Operations - Three months ended
          April 30, 2000 and 1999                                       4

       Statements of Cash Flows - Three months ended April 30, 2000
          and 1999                                                      4

    Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   5


Part II - Other Information

    Item 1.  Legal Proceedings                                          7

    Item 2.  Changes in Securities                                      7

    Item 3.  Defaults Upon Senior Securities                            7

    Item 4.  Submission of Matters to a Vote of Security Holders        7

    Item 5.  Other Information                                          7

    Item 6.  Exhibits and Reports on Form 8-K                           7

Signature Page                                                          7















                               APHTON CORPORATION

                         Part I - Financial Information

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of April 30, 2000 and January 31, 2000 and the results of its operations and its cash flows for the three months ended April 30, 2000 and 1999. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                               APHTON CORPORATION
                                 Balance Sheets
                                               April 30,        January 31
                  Assets                          2000             2000
Current Assets:                               (Unaudited)
Cash and current investments:
  Cash and short-term cash investments      $13,816,643        $9,920,263
  Investment securities-held-to-maturity     15,307,894         6,878,097
  Investment securities-trading               2,332,844         2,380,880
         Total cash and current investments  31,457,381        19,179,240
Other assets (including current portion of
     unconditional supply commitment)           669,151           688,013
         Total current assets                32,126,532        19,867,253
Equipment and improvements, net                 159,819           173,350
Unconditional supply commitment               8,151,650         8,151,650
         Total assets                       $40,438,001       $28,192,253

           Liabilities and Stockholders' Equity
Liabilities:
Current liabilities:
  Accounts payable and other                 $6,121,733        $6,131,771
         Total current liabilities            6,121,733         6,131,771
  Deferred revenue                           10,000,000        10,000,000
         Total liabilities                   16,121,733        16,131,771

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $0.001 par value -
  Authorized:  30,000,000 shares
  Issued and outstanding:  16,199,493
    shares at April 30, 2000 and
    15,592,984 shares at January 31, 2000       16,199            15,593
  Additional paid in capital                80,292,478        64,799,784
  Purchase warrants                            198,900           198,900
     Accumulated deficit                   (56,191,309)      (52,953,795)
         Total stockholders' equity         24,316,268        12,060,482
         Total liabilities and
           stockholders' equity            $40,438,001       $28,192,253




                               APHTON CORPORATION
                      Statements of Operations (Unaudited)
               For the three months ended April 30, 2000 and 1999
                                             2000              1999
Revenue:                                 $        -        $        -
Costs and expenses:
     General and administrative             540,474           321,220
     Research and development             2,949,508         1,452,084
         Total costs and expenses         3,489,982         1,773,304
         Loss from operations             3,489,982         1,773,304
Other income (expense):
     Dividend, interest and other income    329,904           102,987
     Unrealized gains (losses)
          from investments                  (77,436)          163,473
                                            _______           _______
     Net loss                           $(3,237,514)      $(1,506,844)
                                         ==========        ===========
Per share data:
     Basic loss per common share             $(0.20)           $(0.10)
                                              =====             =====
     Diluted loss per common share           $(0.20)           $(0.10)
                                              =====             =====
     Weighted average number of
       common shares outstanding         15,804,954        14,433,384
                                         ==========        ==========

                               APHTON CORPORATION
                      Statements of Cash Flows (Unaudited)
               For the three months ended April 30, 2000 and 1999
           Increase (decrease) in cash and short-term cash investments

Cash flows from operating activities:                 2000             1999
     Cash paid to suppliers and employees        $(3,467,197)     $(1,791,337)
     Purchase of trading securities                  (29,400)              --
     Interest and dividends received                 329,904          102,987
                                                   ---------        ---------
       Net cash used in operating activities      (3,166,693)      (1,688,350)

Cash flows from investing activities:
     Purchase of held to maturity securities     (19,830,227)              --
     Proceeds from maturity of
       held to maturity securities                11,400,000               --
     Capital expenditures                                 --          (21,676)
                                                  ----------         ---------
       Net cash used in investing activities     (11,596,920)         (21,676)
Cash flows from financing activities:
     Sales of stock, net                          15,493,300               --
                                                  ----------          --------
       Cash received from financing activities    15,493,300               --
       Net increase (decrease) in cash and
            short-term cash investments            3,896,380        (1,710,026)
Cash and short-term cash investments:
     Beginning of period                           9,920,263        10,164,069
                                                  ----------         ---------
     End of period                               $13,816,643        $8,454,043

    Reconciliation of net loss to
    net cash used in operating activities
Net loss                                         $(3,237,514)      $(1,506,844)
Adjustments to reconcile net loss
to net cash used in operating activities:
     Depreciation and amortization                    13,961            18,643
     Net decrease in investment securities-trading    48,036                --
     Unrealized (gains) losses from investments       77,436          (163,473)
     Increase (decrease) in accrued employee benefits(77,436)          163,473

     Changes in -
       Other assets                                   18,862            98,535
       Accounts payable and other                    (10,038)         (298,684)
                                                    --------          --------
Net cash used in operating activities:           $(3,166,693)      $(1,688,350)

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                   Three Months Ended April 30, 2000 and 1999

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

                              Results of Operations
During the three months ended April 30, 2000, the Company reported a net loss of $3,237,514. During this period the Company had no contract revenues. Investment earnings on cash for the quarter was $329,904 which represented a 220% increase over investment earnings of $102,987 during the quarter ended April 30, 1999 due to higher average cash and investment balances. Total research and development expenditures increased $1,497,424. Research and development cash expenditures were approximately $1,740,000 greater than in the quarter ended April 30, 1999. Non-cash research and development expenses decreased approximately $240,000 and were related to a Company plan whereby selected individuals may forego immediate receipt of wages. The Company has established a liability for these accrued wages payable and funded the liability with the establishment of investment accounts which are subject to the general creditors of the Company. The selected employees may direct the investments and the changes in value in these investments are recognized as unrealized gains and losses in the statement of operations with a corresponding increase or decrease to research and development expense to adjust the liability for employees' wages and benefits. Unrealized holding losses on trading securities and the corresponding decrease in research and development expense totaled $77,436 for the quarter ended April 30, 2000. Unrealized holding gains on trading securities and the corresponding increase in research and development expense totaled $163,473 in the quarter ended April 30, 1999.
                                     Results
Aphton's achievements during this reporting period are best summarized by reviewing our News Releases (see www.aphton.com) as follows: March 16, 2000 (FDA allows IND application for stomach cancer patients); March 24, 2000 (increased survival results for pancreatic cancer patients-UK); April 11, 2000 (FDA and MCA allow Phase III pivotal trials for pancreatic cancer) and April 12, 2000 ($16.22 million private financing).

                                      Other
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The original effective date for SFAS No. 133 was for all fiscal years beginning after June 15, 1999. As a result of the issuance of SFAS No. 137, the effective date for SFAS No. 133 is for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended by SFAS No. 137, is not expected to have a material effect on the financial statements.

The Company has had no adverse impact from the year 2000 issue and does not expect that material incremental costs will be incurred in the aggregate or in any single future year.

Inflation and changing prices have not had a significant effect on continuing operations and are not expected to have any material effect in the foreseeable future. Dividend, interest and other income were primarily derived from commercial paper and money-market accounts.


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

On April 12, 2000, the Company announced that it had received gross proceeds of $16.22 million from the closing of a private financing with several international biotechnology/healthcare funds. The company issued 491,509 shares of common stock at a price of $33.00 per share. There were no warrants or options included with this private placement.

On January 14, 2000, the Company announced that it had received $5.5 million from a leading investment banking firm through the exercise of 350,000 warrants issued in prior years. The new Aphton common shares were purchased at an average price of $15.714 per share through the exercise of these warrants.

In December, 1999, the Company reserved 1,000,000 shares of common stock, in the form of common stock equivalents, at an exercise price of $14.75 per share. Some or all of these common stock equivalents may eventually be distributed to employees of the Company as part of their total compensation package. The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, :Accounting for Stock Issued to Employees," and related interpretations.
Accordingly, no compensation expense is recorded for warrants issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only. All stock-based awards to nonemployees are accounted for at their fair value in accordance with SFAS No. 123. There were an additional 150,000 employee stock purchase warrants granted in 2000, also at $14.75 per share. Based on Black-Scholes values for the 1,150,000 common stock equivalents, for the year ended January 31, 2000, the pro forma net loss would increase $15,628,500 to $26,821,796 and the pro forma loss per common share would be $1.82.

The following assumptions were used in the Black-Scholes option pricing model for the 1,150,000 common stock equivalents granted in the year ended January 31, 2000. The stock price and exercise price of $14.75 was set equal to the fair market value of the Company's common stock on the date of grant. The risk-free rate of return used was 7.0%. The expected dividend yield used was 0%. The expected time to exercise used was 10 years. The expected volatility used was 100%.

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

Item 3.   Defaults Upon Senior Securities.  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.   Other Information.  Not applicable.

Item 6.   Exhibits and Report on Form 8-K.

          a.      Exhibit Numbers
                  27.1   Financial Data Schedule
          b. There were no reports on Form 8-K filed during the quarter ended April 30, 2000.












                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                                 Aphton Corporation


Date:  June 12, 2000                  By:      /s/ Frederick W. Jacobs
                                      --------------------------------
                                      Frederick W. Jacobs, Vice President,
                                      Treasurer and Chief Accounting Officer