Form 10-Q
period 2000-07-31
APHTON CORP
filed 2000-09-14
CIK 840319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter ended July 31, 2000    Commission File Number 0-19122


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


                                    Yes X  No


       The number of shares of Common Stock outstanding as of the close of business on September 1, 2000:

           Class                                                    Number of
                                                            Shares outstanding

Common Stock, $0.001 par value                                   16,199,493










                               APHTON CORPORATION

                                      Index


                                                                        Page

Part I - Financial Information                                           3

    Item 1.  Financial Statements:

       Balance Sheets - July 31, 2000 and January 31, 2000               3

       Statements of Operations - Three months and six months ended
          July 31, 2000 and 1999                                         4

       Statements of Cash Flows - Six months ended July 31, 2000
          and 1999                                                       4

    Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    5


Part II - Other Information

    Item 1.  Legal Proceedings                                           6

    Item 2.  Changes in Securities                                       6

    Item 3.  Defaults Upon Senior Securities                             6

    Item 4.  Submission of Matters to a Vote of Security Holders         6

    Item 5.  Other Information                                           6

    Item 6.  Exhibits and Reports on Form 8-K                            6

Signature Page                                                           6


















                               APHTON CORPORATION

                         Part I - Financial Information

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of July 31, 2000 and January 31, 2000 and the results of its operations and its cash flows for the three months and six months ended July 31, 2000 and 1999. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                               APHTON CORPORATION
                                 Balance Sheets
                                                July 31,        January 31,
                  Assets                          2000             2000
Current Assets:                               (Unaudited)
Cash and current investments:
  Cash and short-term cash investments        $6,031,391        $9,920,263
  Investment securities-held-to-maturity      19,416,550         6,878,097
  Investment securities-trading                2,514,639         2,380,880
         Total cash and current investments   27,962,580        19,179,240
Other assets (including current portion of
  unconditional supply commitment)               650,322           688,013
                                              ----------        ----------
         Total current assets                 28,612,902        19,867,253
Equipment and improvements, net                  146,868           173,350
Unconditional supply commitment                8,031,650         8,151,650
                                              ----------        ----------
         Total assets                        $36,791,420       $28,192,253
                                             ===========       ===========
           Liabilities and Stockholders' Equity
Liabilities:
Current liabilities:
  Accounts payable and other                  $6,183,319        $6,131,771
         Total current liabilities             6,183,319         6,131,771
  Deferred revenue                            10,000,000        10,000,000
                                              ----------        ----------
         Total liabilities                    16,183,319        16,131,771
Commitments and Contingencies
Stockholders' Equity:
  Common stock, $0.001 par value -
  Authorized:  30,000,000 shares
  Issued and outstanding:  16,199,493
   shares at July 31, 2000 and 15,592,984
   shares at January 31, 2000                    16,199            15,593
  Additional paid in capital                 80,292,478        64,799,784
  Purchase warrants                             198,900           198,900
     Accumulated deficit                    (59,899,476)      (52,953,795)
                                            ------------      ------------
Total stockholders' equity                   20,608,101        12,060,482
                                             ----------        ----------
Total liabilities and stockholders' equity  $36,791,420       $28,192,253
                                            ===========       ===========





                               APHTON CORPORATION
                      Statements of Operations (Unaudited)
            For the three and six months ended July 31, 2000 and 1999

                           Three months ended July 31, Six months ended July 31,
                                    2000       1999       2000        1999
Costs and expenses:
  General and administrative      $683,309    $378,881  $1,223,783    $700,101
  Research and development       3,647,340   2,316,700   6,596,848   3,768,784
                                 ---------   ---------   ---------   ---------
     Total costs and expenses    4,330,649   2,695,581   7,820,631   4,468,885
                                 ---------   ---------   ---------   ---------
     Loss from operations        4,330,649   2,695,581   7,820,631   4,468,885
Other income (expense):
  Dividend, interest
     and other income              546,612      70,976     876,516     173,963
  Unrealized gains (losses)
     from investments               79,002     303,601      (1,566)    467,074
                                  --------    --------    ---------   --------
     Net loss                  $(3,705,035)$(2,321,004)$(6,945,681)$(3,827,848)
                               =========== =========== =========== ============

     Basic loss per common share    $(0.23)     $(0.16)    $(0.43)      $(0.27)
                                    =======     =======    =======      =======

   Diluted loss per common share    $(0.23)     $(0.16)    $(0.43)      $(0.27)
                                    =======     =======    =======      =======
     Weighted average number of
      common shares outstanding 16,199,493  14,433,384 16,002,223    14,433,384
                                ==========  ========== ==========    ==========

                               APHTON CORPORATION
                      Statements of Cash Flows (Unaudited)
                 For the six months ended July 31, 2000 and 1999

Cash flows from operating activities:                   2000            1999
     Cash paid to suppliers and employees           $(7,709,276)    $(4,066,985)
                                                    ------------    -----------
       Net cash used in operating activities         (7,709,276)     (4,066,985)
Cash flows from investing activities:
     Purchase of held to maturity securities        (25,919,378)             --
     Proceeds from maturity of held to
           maturity securities                       13,500,000              --
     Purchase of trading securities                    (129,425)             --
     Interest and dividends received                    876,516         173,963
     Capital expenditures                                    --         (34,986)
                                                     ----------       ---------
       Net cash used in investing activities        (11,672,287)        138,977

Cash flows from financing activities:
     Sales of stock, net                             15,492,694              --
                                                     ----------       ---------
       Cash received from financing activities       15,492,694              --
                                                     ----------       ---------
       Net decrease in cash and short-term
              cash investments                       (3,888,869)     (3,928,008)
Cash and short-term cash investments:
     Beginning of period                              9,920,263      10,164,069
                                                     ----------      ----------
     End of period                                   $6,031,394      $6,236,061
                                                     ==========      ==========

    Reconciliation of net loss to net cash used in operating activities

Net loss                                            $(6,945,676)    $(3,827,848)
Adjustments to reconcile net loss to
 net cash used in operating activities:
     Depreciation and amortization                       28,011          37,791
     Net increase in investment securities-trading     (133,759)             --
     Unrealized losses (gains) from investments           1,566        (467,074)
     (Decrease) increase in accrued employee benefits    (1,566)        467,074
     Changes in -
       Other assets                                      37,691        (239,940)
       Accounts payable and other                        51,548         136,975
                                                       --------       ---------
Net cash used in operating activities:              $(6,962,185)    $(3,893,022)

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                Three and Six Months Ended July 31, 2000 and 1999

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

                              Results of Operations
During the three months ended July 31, 2000, the Company reported a net loss of $3,705,035. During this period the Company had no contract revenues. Investment earnings on cash for the quarter was $546,612 which represented a 780% increase over investment earnings of $70,976 during the quarter ended July 31, 1999 due to higher average cash and investment balances. Total research and development expenditures for the quarter was $3,647,340 which was approximately 57% more than research and development expenditures for the quarter ended July 31, 1999. For the six months ended July 31, 2000, research and development expenditures increased 75% to $6,596,843 when compared to the six months ended July 31, 1999. This planned increase relates to Aphton's expanded clinical trials programs.

                                     Results
While noting that Aphton's primary focus during the quarter ended July 31, 2000 has been on initiating and expanding both Phase II and Phase III clinical trials in the US and Europe, Aphton's supporting activities may be summarized by reviewing our News Releases (see www.aphton.com) as follows:
May 25, 2000 (In addition to presenting basic medical science findings relating to cancers of the gastrointestinal system, Aphton scientists and collaborating researchers from the UK presented data on the effectiveness of Aphton's anti-gastrin immunogen in clinical trials at the annual meeting of the American Gastroenterological Association (AGA) in San Diego, CA.); May 31, 2000 (Georges Hibon, former Chairman and CEO of Pasteur Merieux Connaught N.A. was elected to Aphton's Board of Directors.); July 13, 2000 (Aphton was added to Russell Equity Indexes); and August 3, 2000 (Aphton successfully completed the opposition period in the European Patent Office without any opposition filed against Aphton's basic European Patent 0741744 to neutralize a key hormone involved in prostate cancer).

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


                         Liquidity and Capital Resources

The Company had financed its operations since inception through the sale of its equity securities and, to a lesser extent, operating revenues from R&D limited partnerships to conduct research and development. These funds provided the Company with the resources to acquire staff, construct its research and development facility, acquire capital equipment and finance technology and product development, manufacturing and clinical trials.

On April 12, 2000, the Company announced that it had received gross proceeds of $16.2 million from the closing of a private financing with several international biotechnology/healthcare funds. The company issued 491,509 shares of common stock at a price of $33.00 per share. There were no warrants or options included with this private placement.

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

Item 3.   Defaults Upon Senior Securities.  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.   Other Information.  Not applicable.

Item 6.   Exhibits and Report on Form 8-K.

     a.  Exhibit Numbers
         27.1   Financial Data Schedule
     b. There was one report on Form 8-K filed during the quarter ended July 31, 2000. On May 19, 2000 the Company filed a report on Form 8-K, reporting under Item 4 thereof, a Change in Registrant's Certifying Accountant.



                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                                 Aphton Corporation


Date:  September 12, 2000                    By:      /s/ Frederick W. Jacobs
                                          ------------------------------------
                                          Frederick W. Jacobs, Vice President,
                                          Treasurer and Chief Accounting Officer