Form 10-Q
period 2000-10-31
APHTON CORP
filed 2000-12-15
CIK 840319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended October 31, 2000          Commission File Number 0-19122


                               APHTON CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                            95-3640931
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

  444 Brickell Avenue, Suite 51-507                     33131-2492
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


                                    Yes  X        No


       The number of shares of Common Stock outstanding as of the close of business on November 27, 2000:
         Class                                                    Number of
                                                             Shares outstanding

 Common Stock, $0.001 par value                                   16,199,493












                           APHTON CORPORATION

                                      Index


                                                                       Page

Part I - Financial Information                                               3

    Item 1.  Financial Statements:

       Balance Sheets-October 31, 2000 and January 31, 2000                  3

       Statements of Operations - Three months and nine months ended
          October 31, 2000 and 1999                                          4

       Statements of Cash Flows - Nine months ended October 31, 2000
          and 1999                                                           4

    Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        5


Part II - Other Information

    Item 1.  Legal Proceedings                                               6

    Item 2.  Changes in Securities                                           6

    Item 3.  Defaults Upon Senior Securities                                 6

    Item 4.  Submission of Matters to a Vote of Security Holders             6

    Item 5.  Other Information                                               6

    Item 6.  Exhibits and Reports on Form 8-K                                6

Signature Page                                                               6



                               APHTON CORPORATION

                         Part I - Financial Information

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of October 31, 2000 and January 31, 2000 and the results of its operations and its cash flows for the three months and nine months ended October 31, 2000 and 1999. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


                               APHTON CORPORATION
                                                         Balance Sheets
                                                  October 31,       January 31,
                  Assets                              2000             2000
Current Assets:                                  (Unaudited)
Cash and current investments:
 Cash and short-term cash investments             $5,470,940        $9,920,263
 Investment securities-held-to-maturity           16,276,240         6,878,097
 Investment securities-trading                     2,294,156         2,380,880
                                                  ----------        ----------
         Total cash and current investments       24,041,336        19,179,240
Other assets (including current portion of
 unconditional supply commitment)                    577,982           688,013
                                                  ----------        ----------
         Total current assets                     24,619,318        19,867,253
Equipment and improvements, net                      183,955           173,350
Unconditional supply commitment                    7,950,031         8,151,650
                                                 -----------       -----------
         Total assets                            $32,753,304       $28,192,253
                                                 ===========       ===========

           Liabilities and Stockholders' Equity
Liabilities:
Current liabilities:
 Accounts payable and other                       $6,233,314        $6,131,771
                                                   ---------         ---------
         Total current liabilities                 6,233,314         6,131,771
 Deferred revenue                                 10,000,000        10,000,000
                                                  ----------        ----------
         Total liabilities                        16,233,314        16,131,771
                                                  ==========        ==========
Commitments and Contingencies
Stockholders' Equity:
 Common stock, $0.001 par value -
 Authorized:  30,000,000 shares
 Issued and outstanding:  16,199,493 shares at
     October 31, 2000 and 15,592,984 shares at
     January 31, 2000                                16,199            15,593
 Additional paid in capital                      80,292,478        64,799,784
 Purchase warrants                                  198,900           198,900
 Accumulated deficit                            (63,987,587)      (52,953,795)
                                                ------------      ------------
  Total stockholders' equity                     16,519,990        12,060,482
                                                -----------       -----------
  Total liabilities and stockholders' equity    $32,753,304       $28,192,253
                                                ===========       ===========






                               APHTON CORPORATION
                      Statements of Operations (Unaudited)
          For the three and nine months ended October 31, 2000 and 1999

                   Three months ended October 31,  Nine months ended October 31,
Costs and expenses:             2000        1999          2000          1999
General and administrative    $522,765    $407,179  $  1,746,548    $1,107,280
Research and development     3,790,199   2,870,908    10,387,047     6,451,187
                             ---------   ---------    ----------     ---------
Total costs and expenses     4,312,964   3,278,087    12,133,595     7,558,467
                             ---------   ---------    ----------     ---------
Loss from operations         4,312,964   3,278,087    12,133,595     7,558,467
                             ---------   ---------    ----------     ---------
Other income (expense):
Dividend, interest and other   372,125      42,839     1,248,641       216,802
Unrealized gains (losses) from
   investments                (147,272)    266,126      (148,838)      544,695
                             ----------   --------     ---------     ---------
     Net loss             $(4,088,111) $(2,969,122) $(11,033,792)  $(6,796,970)
                          ===========  ===========  ============   ============
Basic loss per common share    $(0.25)      $(0.20)       $(0.69)       $(0.47)
                               =======      ======        ======        ======
Diluted loss per common share  $(0.25)      $(0.20)       $(0.69)       $(0.47)
                               =======      ======        ======        ======
Weighted average number of
 common shares outstanding 16,199,493   14,700,051    16,067,980    14,522,273
                           ==========   ==========    ==========    ==========

                               APHTON CORPORATION
                      Statements of Cash Flows (Unaudited)
              For the nine months ended October 31, 2000 and 1999

Cash flows from operating activities:                 2000              1999
     Cash paid to suppliers and employees       $(10,774,551)      $(6,897,692)
                                                -------------      ------------
       Net cash used in operating activities     (10,774,551)       (6,897,692)
Cash flows from investing activities:
     Purchase of held to maturity securities     (23,146,882)               --
 Proceeds from maturity of held
       to maturity securities                     13,000,000                --
     Purchase of trading securities                  (62,114)       (2,574,631)
     Unrealized gains (losses) from investments     (148,838)          544,695
     Interest and dividends received               1,248,641           216,802
     Capital expenditures                            (58,273)          (34,986)
                                                ------------        ----------
       Net cash used in investing activities      (9,167,466)       (1,848,120)
Cash flows from financing activities:
Sales of stock, net                               15,492,694        11,200,000
                                                 -----------        ----------
Cash received from financing activities           15,492,694        11,200,000
                                                 -----------        ----------
Net increase (decrease) in cash and
    short-term cash investments                   (4,449,323)        2,454,188
Cash and short-term cash investments:
     Beginning of period                           9,920,263        10,164,069
                                                  ----------        ----------
     End of period                                $5,470,940       $12,618,257
                                                  ==========       ===========


   Reconciliation of net loss to net cash used in operating activities
Net loss                                        $(11,033,792)      $(6,796,970)
Adjustments to reconcile net
     loss to net cash used in operating
 Depreciation and amortization                       47,668             57,192
 Unrealized losses (gains) from investments         148,838           (544,695)
(Decrease) increase in accrued employee benefits   (148,838)           544,695
     Changes in -
       Other assets                                 110,030           (220,347)
       Accounts payable and other                   101,543             62,433
                                                    -------            -------
Net cash used in operating activities:         $(10,774,551)       $(6,897,692)
                                               =============       ============


          Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

              Three and Nine Months Ended October 31, 2000 and 1999

                                     General
Aphton Corporation is a biopharmaceutical company in late-stage, pivotal Phase III clinical trials. Aphton is developing products using its innovative vaccine-like technology for neutralizing, and removing from circulation, hormones that participate in gastrointestinal system and reproductive system diseases, both cancer and non-cancer. Aphton is also developing products for neutralizing hormones to prevent pregnancy. Aphton has strategic alliances with Aventis Pasteur (NYSE: AVE) SmithKline Beecham PLC (NYSE: SBH), Schering Plough Animal Health (NYSE: SGP) and the World Health Organization (WHO). Aphton's Web page, describing the company, its technology, products, strategic alliances and news releases can be visited at: www.aphton.com.

                              Results of Operations
The net loss for the three and nine months ended October 31, 2000 and 1999 was the same as the comprehensive loss for those periods. During the three months ended October 31, 2000, the Company reported a net loss of $4,088,111. During this period the Company had no contract revenues. Investment earnings on cash for the quarter was $372,125 which represented a 769% increase over investment earnings of $42,839 during the quarter ended October 31, 1999 due to higher average cash and investment balances. Total research and development expenditures for the quarter was $3,790,199, which was approximately 34% more than research and development expenditures for the quarter ended October 31, 1999. For the nine months ended October 31, 2000, research and development expenditures increased 62% to $10,387,047 when compared to the nine months ended October 31, 1999. This planned increase relates to Aphton's expanded clinical trials programs.

                                     Results
While noting that Aphton's primary focus during the quarter ending October 31, 2000 has been on initiating expanding and continuing clinical trials, and expanding both Phase II and Phase III clinical trials in the US and Europe, Aphton's supporting activities may be summarized by reviewing our News Releases (see www.aphton.com) as follows: August 3, 2000 (Aphton successfully completed the opposition period in the European Patent Office without any opposition filed against Aphton's basic European Patent 0741744 to neutralize a key hormone involved in prostate cancer); August 30, 2000 (Aphton appoints clinical trials and regulatory affairs Director for North America); September 25, 2000 (Aphton presents clinical data on its prostate cancer vaccine at CaP Cure Annual Scientific Retreat); October 17, 2000 (the central role for gastrin in the growth and spread of gastrointestinal cancers, in addition to the scientific basis for Aphton's vaccine in the treatment of gastrointestinal cancers, was validated by clinicians and scientists in peer reviewed journals); and December 8, 2000 (Aphton to commence colorectal cancer trial in US with patients who have failed approved chemotherapy; Aphton plans to file for a "fast track" marketing approval when a sufficient number of such "chemo-refractive" patients respond to the treatment).
                                      Other
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The original effective date for SFAS No. 133 was for all fiscal years beginning after June 15, 1999. As a result of the issuance of SFAS No. 137, the effective date for SFAS No. 133 is for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended by SFAS No. 137, is not expected to have a material effect on the financial statements.

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

Item 3.   Defaults Upon Senior Securities.  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.   Other Information.  Not applicable.

Item 6.   Exhibits and Report on Form 8-K.

          a.     Exhibit Numbers
                 27.1   Financial Data Schedule
          b. There were no reports on Form 8-K filed during the quarter ended October 31, 2000.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.
                                                  Aphton Corporation

Date:  December 12, 2000               By:      /s/ Frederick W. Jacobs
                                       --------------------------------
                                       Frederick W. Jacobs, Vice President,
                                        Treasurer and Chief Accounting Officer