Form 10-K
period 2001-01-31
APHTON CORP
filed 2001-05-01
CIK 840319

______________________
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                    FORM 10-K
            (MARK ONE)
                (X) Annual Report Pursuant to Section 13 or 15(d)
            of the Securities and Exchange Act of 1934 (Fee Required)
                   For the Fiscal Year Ended January 31, 2001

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

               Number of shares of Common Stock ($.001 par value)
                  Outstanding as of April 25, 2001: 16,199,493

            Aggregate market value of Common Stock ($.001 par value)
                    held by non-affiliates on April 25, 2001
          based on the last sale price on April 25, 2001: $247,160,901

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

                       Documents Incorporated by Reference

        Document                                              Part of Form 10-K
Proxy Statement for the Annual                                       Part III
Meeting of Stockholders





                                     PART I

Item 1.  Business
                                   The Company

Aphton Corporation is a biopharmaceutical company in late-stage clinical trials for four cancer indications. Aphton is developing products using its innovative vaccine-like technology for neutralizing hormones that participate in gastrointestinal system and reproductive system cancer and non-cancer diseases; and for the prevention of pregnancy. Aphton has strategic alliances with Aventis Pasteur (NYSE: AVE), GlaxoSmithKline (NYSE: GSK), Schering Plough Animal Health (NYSE: SGP), and the World Health Organization (WHO).

                                Basis of Approach

Aphton's approach to the treatment of major diseases is to employ (anti) "hormone therapy." Aphton's hormone therapy involves neutralizing, or blocking, targeted hormones which play a critical role in diseases of the gastrointestinal and reproduction systems. Aphton has selected the strategy of hormone therapy because it has proved, over many years, to be efficacious in the treatment of major diseases, both malignant and non-malignant. In short, this risk-averse strategy has been proven to be effective in humans. Well-documented examples of such efficacy in humans are blocking gastrin (Proglumide) or blocking another hormone stimulated by gastrin, namely histamine (Zantac, Tagamet), to reduce stomach acid. These treat GERD (gastroesophageal reflux disease, or severe "heart burn"), ulcerations of the esophagus and peptic ulcers. Additional examples are blocking estrogen (Tamoxifen), for breast cancer therapy and blocking the production of testosterone (Lupron, Zoladex) for prostate cancer therapy.
                               Results and Status

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

Aphton has successfully completed Phase I/II safety and dose ranging trials and has reported on the results through news releases and in publications with collaborating scientists in the US and abroad, in peer-reviewed journals.

The most recent of these was on February 9, 2001, at a meeting of the British Society of Upper Gastrointestinal System Surgeons held in the UK. The principal investigator in the study presented results from a second Phase II clinical trial for advanced pancreatic cancer patients treated with Aphton's anti-gastrin therapeutic vaccine. These results showed greater increased survival of patients treated with Aphton's anti-gastrin vaccine as compared to the increased survival results in the first Phase II trial with advanced pancreatic cancer patients, announced last year by Aphton. The study consisted of 33 evaluable patients, all of whom had advanced pancreatic cancer. All patients in the trial received Aphton's anti-gastrin vaccine, at one dose-level, with no additional or concurrent therapies.

Overall   median   survival  of  the  33  evaluable   patients  was  8.6  months
post-initiation of therapy (and 10 months post-diagnosis), compared to 6.7 months post initiation of therapy for the first study. The median survivals of both Phase II studies compare favorably with published data showing a median survival of approximately 4.3 months for patients with advanced pancreatic cancer, who either receive no therapy or do not respond to additional therapies. Gemcitabine, the only approved drug in the U.S. for pancreatic cancer, was reported in its pivotal trial adding approximately 5 to 6 weeks to the 4.3 months median survival for advanced pancreatic cancer patients.

Of equal or greater significance, in our view, is that the expected one year patient survival in this study is 30%. This compares to an expected one year patient survival of 5% for untreated or non-chemo-responding patients, and an expected one year patient survival of 15% for patients treated with gemcitabine, as reported in the medical literature. In addition, it was reported that Aphton's anti-gastrin therapy was well tolerated with no systemic toxicity, consistent with all previous Aphton clinical trials.

During the past 10K reporting period, Aphton significantly expanded its clinical trials programs. Aphton is currently in late-stage clinical trials in both the US and in Europe to treat patients with advanced pancreatic, colorectal and gastric (stomach)/esophageal adenocarcinomas.

These include: a) a pivotal (Phase III) clinical trial in the US for the treatment of metastatic pancreatic cancer, with a combination immuno-chemo therapy regimen of Aphton's anti-gastrin 17 immunogen and gemcitabine (Gemzar), versus gemcitabine. Gemcitabine, a chemotherapeutic, is the current standard of care for treatment of pancreatic cancer in the US; b) a second pivotal (Phase
III) trial in the UK and on the continent of Europe, for the treatment of advanced pancreatic cancer. In this trial, Aphton's anti-gastrin 17 immunogen is being tested directly against gemcitabine, since gemcitabine has not been adopted as the standard of care in every country in Europe for the treatment of pancreatic cancer; c) a clinical trial in the US and on the continent of Europe, with patients who have failed the approved chemotherapy regimen of 5-FU and irinotecan, for the treatment of colorectal cancer, stage Dukes' D. These "chemo-refractive" patients are being treated with a combination regimen of Aphton's anti-G17 immunogen and irinotecan; d) a late-stage clinical trial in the US and on the continent of Europe, for the treatment of metastatic gastric (stomach) cancer, with a combination immuno-chemo therapy regimen of Aphton's anti-gastrin 17 immunogen and 5-FU plus cisplatin.

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

GnRH pharmaccine
Overview
Aphton has developed a second major anti-hormone immunogen, GnRH pharmaccine, for human cancer indications, one that targets the reproductive hormone Gonadotropin Releasing Hormone (GnRH). By successfully neutralizing (blocking) GnRH, the immunogen shuts down the production of estrogen and progesterone (in females) and testosterone (in males), which are normally produced in their respective gonadal organs. Estrogen fuels breast cancer and testosterone fuels prostate cancer. It has been known for decades that biological blockage, like physical castration, is efficacious in the treatment of prostate and breast cancers. Aphton's anti-GnRH immunogen induces biological blockage.

Aphton successfully completed a pilot Phase I/II safety and dose ranging trial and has reported on the results through a news release and in a publication with collaborating scientists in the UK, in a peer-reviewed journal.

The primary purpose of the safety and dose ranging trial was to demonstrate safety; the secondary purpose was to gather data using various doses of immunogen and to show that a biological castration could be induced with Aphton's immunogen.

Aphton's GnRH pharmaccine reduced, in some patients at the lowest dose level, gonadal testosterone to levels achieved by surgical castration. This biological castration demonstrated "proof of concept" in man. In addition, the prostate cancer "progression" marker, Prostate Specific Antigen (PSA), was reduced markedly in these patients to very low levels, in some cases from triple-digit to single-digit.

Aphton is now in a Phase II clinical trial in the US to treat prostate cancer patients who have failed hormone therapy (called hormone refractory patients), with a combination immuno-chemo therapy regimen comprised of Aphton's immunogen, called GnRH pharmaccine, and the chemotherapeutic taxotere. Such patients will likely have been treated with a GnRH agonist drug (to achieve a chemical castration) or an orchiectomy (a surgical castration), following therapy for the primary tumor, but will have metastases, relapsed and have a rising PSA.

Strategic Alliance
In June 1998, Aphton and GlaxoSmithKline signed a Collaboration and License agreement, granting GlaxoSmithKline exclusive rights worldwide to Aphton's GnRH-related patents and proprietary technology. The agreement covers the diagnosis, treatment and prevention of GnRH-related cancers and other diseases in humans. Human cancer indications for the anti-GnRH product are prostate, breast, ovarian and endometrial cancer. Additional medical indications for the anti-GnRH product are endometriosis, polycystic ovaries, uterine fibroids, contraception, infertility and precocious puberty. Under terms of the agreement, Aphton and GlaxoSmithKline are collaborating in a joint product development program, with GlaxoSmithKline responsible for clinical trials and regulatory approvals, and for worldwide marketing and distribution of approved products. The agreement uses a royalty mechanism based on product sales, in dollars, worldwide to determine Aphton's revenues.


GERD
Aphton is also in late-stage product development with its anti-Gastrin immunogen approach for the treatment of gastroesophageal reflux disease (GERD), also known as "severe heartburn." GERD affects more than 10% of the adult population. Prescription drugs to treat this problem have annual revenues of over $13 billion. Aphton believes it's therapy for GERD, which is not yet partnered with any drug company, will obviate major risks associated with current therapies while still providing their benefits. As a preliminary to conducting a pivotal Phase III trial for GERD, Aphton is conducting limited Phase II trials in Europe to optimize the product, given the different performance-profile desired for this major, non-cancer application.

Immunocontraceptive
Aphton's anti-hCG immunocontraceptive product, which prevents pregnancy, has been in a Phase I/II trial, funded by the World Health Organization (WHO).

Equine Anti-Gastrin Immunogen
A product development and analysis study is being conducted using Aphton's Equine (horse) anti-gastrin immunogen to reduce stomach acid and heal peptic ulcers in horses.

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

Aphton has developed an innovative and proprietary active immunization technology platform to create effective immunogens, which are vaccine-like products. They harness and direct the body's immune system to generate antibodies, which bind to specific peptide portions of the administered immunogen. These antibodies cross-react (bind) with targeted "self" molecules, such as hormones, when they encounter that portion of the hormone, which is similar to the peptide portion of the administered immunogen. Because diseases involving hormones are not pathogen (microorganism) driven, they have not been viewed traditionally as being susceptible to treatment using the body's immune system. Instead, the traditional pharmaceutical industry approach to controlling these diseases has been to treat them with synthetic drugs. Unfortunately, these drugs typically must be administered in relatively large quantities and on a daily or more frequent basis, giving rise to patient compliance problems, and often have adverse side effects.

More recently, drugs based on passive immunization using monoclonal antibodies, derived from mouse antibodies, have been introduced to treat certain cancers. Aphton's active immunization technology platform can be targeted to give rise to a polyclonal antibody response, derived from the patient's own immune system, against any hormone, molecule, cell receptor or surface antigen to which a monoclonal antibody can be targeted. Moreover, Aphton's technology platform has significant advantages over passive immunization with monoclonal antibodies (humanized or human). These include: a) the patient needs only a booster shot at approximately six month intervals after the initial immunization protocol with Aphton's immunogens, rather than having to infuse the patient with monoclonal antibodies on a weekly basis, for one to two hours each time; b) passive immunization with monoclonal antibodies requires thousands of fold more material to be administered, at much higher costs, than Aphton's active immunization; c) Aphton's immunogens are formulated and composed of ingredients that are manufactured using low-cost, proven, organic chemistry and classical vaccine technology, while monoclonal antibody manufacturing plants are limited, more complex, more expensive and of limited production capacity for years to come; d) active immunization and the ensuing polyclonal antibodies induced by Aphton's immunogens avoid or greatly mitigate the problems of mutation and changes in receptor or other antigen configurations, as the cancer progresses; e) the binding affinity of monoclonal antibodies is normally lower than the mouse antibody from which they had been derived, and lower than polyclonal antibodies resulting from Aphton's active immunization. Furthermore, while monoclonal antibodies' affinity remains static, the binding affinity of polyclonal antibodies progressively rises through a dynamic process called clonal selection.

In contrast to either drugs or monoclonal antibodies, Aphton's immunogens create a strong antibody response from the patient's own immune system (which effectively becomes a "drug factory") and have a more potent and longer-lasting therapeutic effect. Aphton's technology enables it to specifically target a small sequence within the hormone to be neutralized, in order to achieve a specific desired biological and physiological response. This approach directs all of the immunogen-induced antibodies to the targeted hormone sequence. At the same time it minimizes the possibility of undesired physiological consequences through cross-reactivity of the immunogen with any self molecule or portion thereof, other than the specifically-targeted hormone sequence. This avoids the possibility of autoimmune disease where the antibody production is not "turned off." This is because the antibody production can only be "turned on and kept on" in the presence of the foreign, "carrier" portion of the immunogen (see below). Indeed, without a "booster shot" of the immunogen, the antibodies wane (diminish) and are cleared by the body, over time. Aphton's products may be administered in much smaller dosages and on a much less frequent basis than pharmaceutical drugs; typically twice a year. This virtually eliminates the problem of patient compliance, which is associated with pharmaceutical drugs.

Aphton's anti-gastrin immunogen product, for example, consists of:

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

The anti-gastrin product, which is administered by injection, with booster shots at approximately six-month intervals, thus induces antibodies in the patient which bind with peptide (a) and which also bind (cross-react) with and neutralize gastrin 17 (when they encounter that portion on gastrin 17 which is similar to peptide (a)). Gastrin 17 is known to drive (or fuel) colorectal, stomach, liver and pancreatic cancer. Neutralizing gastrin 17 inhibits both the growth and metastasis (spread) of these gastrointestinal cancers. In addition, the anti-gastrin product uniquely neutralizes glycine-extended gastrin 17, which has also been shown recently to be secreted by and to fuel these gastrointestinal system cancers.

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

                               Strategic Alliances

In June, 1998, Aphton completed a major strategic alliance agreement with GlaxoSmithKline for all human applications of its anti-GnRH product, as discussed above. GlaxoSmithKline is the world's largest vaccine company in terms of annual sales.

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

In January, 1995, Aphton announced a relationship with the World Health Organization (WHO), for the development and testing of an immunocontraceptive product (which prevents pregnancy), as well as exclusive rights for the manufacture, distribution and supply of the immunocontraceptive product for the developing countries, worldwide. Under a separate agreement executed simultaneously, Aphton has exclusive manufacturing and distribution rights for the immunocontraceptive product in the developed countries.

                           Manufacturing and Marketing

Absent or together with a strategic alliance or corporate partnering relationship (such as those with Aventis Pasteur and GlaxoSmithKline) which may impact on the following, Aphton plans to commercialize its products by executing long-term contracts with third parties, including major pharmaceutical companies, to manufacture its products and by contracting with similar drug companies to market, sell and distribute its products.

The contract (outsourcing) manufacturing approach leverages on the large and available manufacturing resources of pharmaceutical industry companies. Aphton has contracted with drug manufacturing sources which are providing Aphton's immunogens for toxicology studies and clinical trials. Aphton's outsourcing of marketing, distribution and sales, as exemplified by the Aventis Pasteur, GlaxoSmithKline and Schering-Plough Animal Health agreements, similarly leverages on the large and effective sales forces of the major pharmaceutical companies. Aphton's capital formation, personnel and plant and equipment requirements, together with associated risks, are clearly greatly reduced by such a commercialization strategy, which Aphton pioneered. In fact, the outsourcing of non-core functions has now been adopted by major drug companies. This strategy significantly enhances Aphton's ability to achieve rapid market penetration and growth and to exploit the benefits of the patent life of its products.
                              Strategy and Earnings

It should be noted that Aphton's product development and commercialization strategy differs significantly from the normal "licensing" of products to third parties. In the former, Aphton can retain a significantly larger degree of control, share of profits and thus earnings. Under typical licensing (with royalty payments which are generally a small percentage of sales), the opposite would be the case. By avoiding the industry norm of "corporate partnering" with drug companies in its earlier development stages, and by both undertaking and overcoming the associated risks during product development, Aphton has earned and retained its options and the ability to optimally carry out its commercialization approach. This strategy was successfully validated with Aphton's agreements with Aventis Pasteur, GlaxoSmithKline and Schering-Plough Animal Health.

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

Clinical trials of a new drug are typically conducted in three sequential phases. Phase I studies typically test the product for safety tolerance. Phase II studies involve limited trials to determine the optimal dose and frequency of administration and an indication of efficacy for defined indications. When the product has been found safe and shows promise of efficacy, further (pivotal) trials are undertaken in Phase III to fully evaluate clinical efficacy and to test further for safety using a large number of patients at geographically diverse medical centers.

                        Directors and Executive Officers

The directors and executive officers of the Company are set forth below:
Name:                            Position(s):
Philip C. Gevas             Chairman of the Board of Directors, President and
                            Chief Executive Officer
William A. Hasler           Vice Chairman of the Board of Directors and
                            Co-Chief Executive Officer
Robert S. Basso             Chairman of Compensation and Audit Committees and
                            Director
Georges Hibon               Director
Nicholas John Stathis, Esq. Director

Philip C. Gevas - Chairman of the Board of Directors, President and Chief Executive Officer, has served as Director, President and Chief Executive Officer since co-founding Aphton. Mr. Gevas conceived and directed the development of Aphton's inventions which have resulted in numerous patents for Aphton for the treatment of colorectal, pancreatic, liver, esophageal and stomach cancers, and GERD. After serving in as an Officer in the USAF, Mr. Gevas had experience in the defense industry in management, science and engineering. Mr. Gevas has the degrees of M.E., and M.S. Mathematics (Stevens Institute of Technology) and M.S.E.E. (Ohio State University).

William A. Hasler - Vice-Chairman and Co-Chief Executive Officer, Director. Mr. Hasler's expertise and experience in management is focused at Aphton both on strategy and on the execution of plans and programs. Previously, Mr. Hasler was Dean of both the Graduate School and Undergraduate School of Business at the University of California, Berkeley. Earlier, Mr. Hasler was Vice Chairman of KPMG Peat Marwick, responsible for management consulting worldwide. He is also a director of Solectron Corporation, Walker Interactive Systems, Tenera, Inc., TCSI Corporation and is Public Governor of the Pacific Exchange.

Robert S. Basso - Director of the Company since shortly after its founding. Mr. Basso is President, Correspondent Services Corporation (CSC). Previously, Mr. Basso was President, Broadcort Capital Corporation and Managing Director, Merrill Lynch, Pierce, Fenner & Smith.

Georges Hibon - Director of the Company, served as the Chairman and Chief Executive Officer of Pasteur Merieux Connaught, NA and a member of its Board of Directors. Previously, Mr. Hibon held senior management positions in Merck & Co., including President of Merck France. The French Government awarded Mr. Hibon the honor of "Chevalier de la Legion d'Honor," created in 1802 by Napolean Bonaparte to recognize outstanding military and civilian accomplishments.

Nicholas John Stathis, Esq. - Director of the Company, retired from the law firm of White & Case. Prior to that he was partner at Botein, Hays & Sklar; Watson, Leavenworth, Kelton & Taggart; and Hopgood, Calimafde, Kalil, Blaustein & Judlowe. Mr. Stathis has been engaged in the practice of all phases of patent, trademark, copyright and unfair competition law.

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

The Company's Audit Committee is composed of Messrs. Basso, Hibon and Stathis. The Compensation Committee is composed of Messrs. Basso and Stathis.
Messrs. Basso, Hibon and Stathis are non-executive Board Members.

                               Corporate Officers

In addition to the Company's executive officers Philip C. Gevas and William A. Hasler, Aphton's corporate officers are:

Frederick W. Jacobs - Vice President, Treasurer and Chief Accounting Officer. Previously, Mr. Jacobs, a CPA, was Chief Financial Officer of an HMO and before that served on the staff of PricewaterhouseCoopers (then Coopers & Lybrand), providing audit and tax services.

Donald  Henderson  -  Vice  President,   and  Managing  Director,   Finance  and
Administration, Europe. Previously, Mr. Henderson, a Chartered Accountant, held financial management positions with pharmaceutical companies.

Jeannette L. Whitmore - Vice President, Director, Investor and Media Relations, Corporate Communications. Previously, Ms. Whitmore held positions in business administration in the medical and healthcare fields.

Douglas A. Eayrs, CFA - Vice President, Finance. Prior to joining Aphton, Mr. Eayrs was a Research Analyst at J. G. Kinnard & Company, an NASD member firm, where he was also named an "All-Star Analyst" by the Wall Street Journal.

The following corporate officers are described more fully under the heading Scientific Staff, below.

Dov Michaeli, M.D., Ph.D. - Senior Vice President, Director of Medical Science and Chief Medical Officer.

Paul Broome, MB., Ch.B., MFPM-Vice President and Medical Director for Clinical Trials and Regulatory Affairs, Europe - Asia.

William D. Perkins, Ph.D., - Vice President, Director for Clinical Trials and Regulatory Affairs, North America.

Richard Ascione, Ph.D., - Vice President, Director of the Laboratory of Molecular Medicine.

Theo de Roij, Ph.D., D.V.M., - Vice President, Business and Product Development

Peter Blackburn, Ph.D., - Vice President, Program Development and Manufacturing.

                                Scientific Staff

Dov Michaeli, M.D. (University of California, San Francisco), Ph.D. (University of California, Berkeley) - Senior Vice President, Director of Medical Science and Chief Medical Officer. Dr. Michaeli is a senior member of Aphton's management team with extensive experience in clinical medicine and scientific research. Previously, Dr. Michaeli was a Professor at the University of California, San Francisco (Departments of Biochemistry and Surgery). Dr. Michaeli has numerous patents and over fifty published articles and book chapters.

Paul Broome, MB., Ch.B., MFPM (University of Sheffield Medical School, UK)--Vice President and Medical Director for Clinical Trials and Regulatory Affairs, Europe - Asia. Dr. Broome's years of clinical experience includes the responsibility at Glaxo for clinical trials which provided data for US (FDA) and UK (MCA) registration of the indication for ranitidine (Zantac) as maintenance therapy, which became the world's largest selling drug. Later, Dr. Broome was Medical Director of a leading company in the UK which provides services ranging from consulting and R&D through clinical trials, regulatory affairs and the registration of drugs for marketing approval from government regulatory agencies.

William D. Perkins, Ph.D., - Vice President, Director for Clinical Trials and Regulatory Affairs, North America. Prior to joining Aphton Corporation, Dr. Perkins had years of experience in the medical field. He has been actively involved in oncology/immunology clinical trials, including directing all phases of clinical trial development, from Phase I through post-marketing approval (Phase IV). Dr. Perkins has been a major contributor to the formulation and writing of both investigational new drug (IND) applications and of new drug application (NDA) submissions to the FDA. Previous senior professional responsibilities in clinical trials and medical affairs include affiliations with ILEX Oncology (NASDAQ: ILXO), Elan Corporation PLC (NYSE: ELN) and Novartis (NYSE: NVS).

Richard Ascione, Ph.D. (Princeton University), - Vice President, is Aphton's Director of the Laboratory of Molecular Medicine. Dr. Ascione directs R&D in the area of Molecular Biology and works closely with Aphton's Laboratory of Immunobiology in research and product development. Previously, Dr. Ascione was Professor in the Department of Experimental Oncology and Associate Director of the Center for Molecular and Structural Biology at the Hollings Cancer Center and the Medical University of South Carolina, respectively, in Charleston, South Carolina. Earlier, Dr. Ascione was with the National Cancer Institute (NCI) of the National Institutes of Health (NIH) where he served as Deputy Chief of NCI's Laboratory of Molecular Oncology. Dr. Ascione has published over sixty-five peer-reviewed papers, several book chapters and articles related to the molecular biology and gene regulation of cancer, human retroviruses and HIV/AIDS.

Theo de Roij, Ph.D., D.V.M., - Vice President, Business and Product Development. Prior to joining the company, Dr. de Roij served as the Director of Business Development at GlaxoSmithKline Biologicals S.A., responsible for worldwide business development activities. Previously, Dr. de Roij was employed by the Animal Health Division of Solvay, S.A. where he held several senior positions, including responsibility for worldwide business development and strategic planning.

Peter Blackburn, Ph.D., - Vice President, Program Development and Manufacturing. Previously, Dr. Blackburn was Executive Vice President and Chief Operating Officer, Applied Microbiology, Inc. Earlier, he was engaged in academic research at the Rockefeller University, New York, in protein chemistry working in the laboratory of two recipients of the Nobel Prize for Chemistry. Dr. Blackburn has published numerous papers in peer-reviewed journals and is the inventor on numerous US and foreign patents.

Stephen L. Karr, Jr., Ph.D., University of California, Davis. Dr. Karr joined Aphton soon after its founding and serves as Vice President and General Manager of the Laboratory of Immunobiology. He is responsible for the Laboratory's daily operations, including program planning, budgeting and control; and as Project Manager, is responsible for the experimental design and implementation of special projects. Dr. Karr, who is also an immunoparasitologist, is an inventor of numerous Aphton patents. Dr. Karr has sixteen publications and had presented twenty papers prior to joining the Company.

Stephen Grimes, Ph.D., University of California, Davis. Dr. Grimes joined Aphton immediately after its founding and serves as Vice President of the Laboratory of Immunology. He is responsible for research and development in immunology and for the experimental design and implementation of immunology-based projects. He also serves as the principal scientific deputy for Aphton's clinical trials. Dr. Grimes is a co-inventor of numerous issued patents of the Company and of additional patents in preparation and pending. Dr. Grimes came directly to the Company after its founding, upon finishing his doctoral dissertation at the University of California, Davis.

Both Dr. Karr and Dr. Grimes support closely the office of Program Development and Aphton's Product Development/Manufacturing Teams in the US and UK.


The Company employs approximately forty individuals directly and has numerous others under contracts with other supporting organizations.

                            Scientific Advisory Board

The members of the company's Scientific Advisory Board, which functions primarily as a review board for research projects and for product development programs, in addition to its senior staff members, are:

Robert J. Scibienski, Ph.D., University of California, Los Angeles. A co-founder of the Company, Dr. Scibienski focuses on immunology-related basic technology at the Company, currently addressing immune system regulation, antigen presentation and gene interactions. Dr. Scibienski is a co-inventor of issued Aphton patents and a number of patent applications of the Company. Dr. Scibienski is Associate Professor, Department of Medical Microbiology and Immunology and Director of the campus-wide Central Hybridoma Facility at the University of California, Davis. Dr. Scibienski has over thirty publications.

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

Vernon C. Stevens, Ph.D. Professor of Reproductive Biology, Ohio State University. Dr. Stevens is recognized worldwide as one of the pre-eminent authorities on vaccines, contraception and synthetic peptide based immunogen formulations. He pioneered the development of synthetic peptide immunogens for human use, particularly for Aphton's immunocontraceptive product, which prevents pregnancy, under development with the World Health Organization (WHO).

Richard L. Littenberg, M.D. A co-founder of the Company, Dr. Littenberg is an emeritus member of Aphton's Scientific Advisory Board and is a co-inventor of three Aphton patent filings. Dr. Littenberg is Board Certified in both Internal Medicine and Nuclear Medicine and a Diplomate of the National Board of Medical Examiners and is President and Chief Executive Officer of HMG. Dr. Littenberg received his M.D. degree from the State University of New York. He has practiced internal and nuclear medicine for over twenty years. He has participated in clinical trials for major pharmaceutical companies and has engaged in gastrointestinal, cancer and cardiovascular research.

Eliezer Benjamini, Ph.D., University of California, Berkeley. A co-founder of the Company, Dr. Benjamini is an emeritus member of the Scientific Advisory Board and is a co-inventor of two Aphton patents. Dr. Benjamini retired as a full Professor in the Department of Medical Microbiology and Immunology at the University of California, Davis, where he holds the title of Professor Emeritus. Dr. Benjamini is widely recognized in the field of immunology. He has received awards from industry and academia, including the Distinguished Scientists Award in Virology and Immunology (1984) which was given for his pioneering work in the development of synthetic peptide vaccines. Dr. Benjamini has over one hundred publications and is co-author, with Dr. Sidney Leskowitz, of Immunology: A Short Course, a textbook for medical students.

Other scientists (consultants) participate when their expertise is needed on a specific project.



                           Glossary of Selected Terms


Adenocarcinoma:cancer that originates in epithelial cells that line certain internal organs.

Adjuvant Treatment:an ancillary treatment that is given to patients in addition to a primary treatment to enhance the effectiveness of the primary treatment. For example, in colon cancer, chemotherapy often is given as an adjuvant treatment following surgery to remove the primary cancer from the colon.

Antibody:a protein produced by certain white blood cells as part of an immune response. These proteins, called antibodies, bind in a specific manner to a separate molecule and neutralize or inhibit its biological activity.

Antigen:any substance that can induce antibodies (B-cells) or activate T-cells, which bind to it.

Cancer Vaccine:technically a misnomer: a large weakly-antigenic molecule derived from the surface of cancer cells, which when combined with a foreign molecule (e.g., virus) induces a stronger immune response against it and, then, where located on the surface of the cancer cells.

Control Group:the patient group (or arm) of a clinical trial that receives the placebo or a standard treatment for a disease, against which the experimental drug is compared.

Gastrin:a hormone produced in the stomach that regulates stomach acid secretion and stimulates the proliferation of gastrointestinal cells and adenocarcinomas of the gastrointestinal tract. It occurs in the body in several forms, including gastrin 17 (a 17 amino acid peptide) and gastrin 34 (a 34 amino acid peptide).

Gonadotropin  Releasing  Hormonea  hormone  secreted  in  the  hypothalmus  that
stimulates  the  release  of  other   (GnRH):reproductive   hormones  (including
ultimately, testosterone, estrogen and progesterone).

Hapten: a small molecule (peptide), not antigenic by itself, that can be bound to by antibodies. It can be made antigenic and elicit such antibodies when joined to a foreign molecule (carrier).

Hormone:a chemical substance produced by an organ or cells of an organ in one part of the body, and carried in the blood to another organ or part of the body; and which has a specific regulatory effect on the activity of the body including growth, metabolism and reproduction.

human Chorionic Gonadotropin (hCG): a female hormone secreted by a fertilized egg necessary to start pregnancy. Immune System:the complex group of organs and cells which has the ability to fight infection and disease.

Immunogen:any molecule capable of inducing the immune system to produce an antibody response against it.

Metastasis:a process by which cancer cells spread from the primary tumor to distant sites such as the lung, liver, bone, or brain. A cancer that has spread is said to be metastatic, and the distant tumors are called metastases.

Peptide:a molecule composed of amino acids that are linked to each other in a sequence.

Placebo:an inert non-drug substance that is given to the control group for comparison to a new experimental drug, usually in a randomized clinical trial.

Randomized Clinical Trial:a clinical trial with at least two arms, in which the decision as to which arm a new patient is assigned is, by design, made by chance.

Standard Treatment: a currently accepted treatment for a given disease. The drug treatment often given to one group (or arm)of patients in a clinical trial. The standard treatment can serve as the control arm, in place of a placebo, for comparison to a new experimental drug treatment.

Treatment Group:the patient group, or arm, of a clinical trial that receives the new experimental drug treatment.

Vaccine:an immunogen consisting of an attenuated or killed microorganism, administered to induce the immune system to produce antibodies to fight an infectious disease.

Vaccine - Like:an immunogen consisting of a synthetic hapten (peptide) joined together with a foreign molecule, administered to induce the immune system to produce antibodies against the peptide.


Item 2.  Properties

The Company has noncancelable facilities leases expiring at various dates through fiscal 2003. The leases provide various options to renew. The minimum rental commitments for the fiscal years 2002 and 2003, respectively, are, $80,000 and $22,000 and none thereafter.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Common Stock of Aphton has been trading on Nasdaq's National Market System since June 2, 1994. Aphton had been traded in the Nasdaq Small-Cap Issues (formerly over-the-counter) market since April 1, 1991, the date of Aphton's initial public offering. The following table sets forth high and low price information, provided by Nasdaq Historical Research Department, for each full quarter beginning after January 31, 1999. The Company's Common Stock is traded under the symbol "APHT."

Fiscal Period Ended January 31, 2000:       High                      Low
         1st Quarter                       $17.75                    $10.75
         2nd Quarter                        14.75                      9.81
         3rd Quarter                        15.63                     12.00
         4th Quarter                        27.38                     11.25
Fiscal Period Ended January 31, 2001:
         1st Quarter                       $45.00                    $21.50
         2nd Quarter                        34.00                     16.00
         3rd Quarter                        31.91                     22.00
         4th Quarter                        30.00                     15.75

As of January 31, 2001, Aphton had approximately 300 shareholders of record and approximately 5,000 beneficial holders of its Common Stock.

Item 6.  Selected Financial Data

                         SELECTED FINANCIAL INFORMATION

The selected financial data set forth below with respect to the Company's statements of operations and balance sheets for the years ended January 31, 2001, 2000 and 1999, the nine months ended January 31, 1998 and each of the two years in the period ended April 30, 1997, are derived from audited financial statements and should be read together with the financial statements and related notes included in this Annual Report. All selected financial data are not covered by the independent accountants' report. The data presented below should be read together with the financial statements, related notes, and other financial information included herein.
                         SELECTED FINANCIAL INFORMATION

                                                 Nine Months
                                                   Ended        Year Ended
                          Year Ended January 31,  January 31,     April 30,
                              (In thousands except for per share data)
Statement of Operations Data:
                            2001     2000   1999      1998        1997    1996
Research & Development
     Expenditures         $15,302  $10,821  $9,454   $4,963      $5,206  $4,501
Net Loss                  (16,397) (11,193) (9,757)  (6,605)     (5,629) (4,711)
Net Loss per Share         $(1.02) $ (0.76) $(0.68)  $(0.48)     $(0.44) $(0.37)
Weighted Average Shares
     Outstanding           16,100   14,731  14,431   13,733      12,913  12,723

                            2001     2000   1999      1998        1997    1996
Balance Sheet Data:
Cash and Current
     Investments          $18,664  $19,179 $10,555  $14,226      $8,846  $8,169
Total Assets               27,364   28,192  19,891   23,580      18,362   8,354
Total Liabilities          16,208   16,132  13,339   12,273      15,851   1,313
Accumulated Deficit       (69,351) (52,954)(41,760) (32,004)    (25,399)(19,770)
Total Stockholders' Equity 11,157   12,060   6,552   11,307       2,511   7,041







Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                  Years Ended January 31, 2001, 2000 and 1999
During the year ended January 31, 2001, the Company reported a net loss of $16,397,139. During this period the Company had no contract revenues. The investment earnings on cash and current investments for the year was $1,554,611. This significant increase was due to higher average cash balances. Total research and development expenditures increased $4,480,822. Research and development cash expenditures were approximately $5,468,000 greater in the year ended January 31, 2001 than in the year ended January 31, 2000. Research and development expenses were reduced by approximately $1,000,000 because of a reduction in the accrued wages payable whereby certain individuals may forego immediate receipt of wages. The Company has established a liability for these accrued wages payable and funded the liability with the establishment of investment accounts that are subject to the general creditors of the Company. The employees direct the investments and the changes in value in these investments are recognized as unrealized gains and losses in the statement of operations with a corresponding increase or decrease to research and development expense to adjust the liability for employees' wages and benefits. Unrealized holding losses on trading securities and the corresponding decrease in research and development expense totaled approximately $1.0 million in 2001. Unrealized holding gains on trading securities and the corresponding increase in research and development expense totaled approximately $1.0 million in 2000 and approximately $.4 million in 1999.

During the year ended January 31, 2000, the Company reported a net loss of $11,193,296. During this period the Company had no contract revenues. Investment earnings on cash and current investments for twelve months was less than the $547,000 earned in the year ended January 31, 1999 due to lower average cash balances. Although ending cash and investments were approximately $9,000,000 greater than at January 31, 1999, most of the funds were received during the period from October, 1999 to January, 2000. Total research and development expenditures increased approximately $1,400,000. Research and development cash expenditures were approximately $800,000 greater than in the year ended January 31, 1999. Non-cash research and development expenses increased approximately $600,000 and were related to a Company plan whereby individuals may forego immediate receipt of wages, as described above.

During the year ended January 31, 1999, the Company reported a net loss of $9,756,815. During this period the Company had no contract revenues. Investment earnings on cash and current investments for twelve months was approximately the same as the $534,000 earned in the nine months ended January 31, 1998 due to lower average cash balances. Research and development expenditures were $9,453,826 (including approximately $.4 million in non-cash expenses, as discussed above) which represented an increase in average quarterly research and development expenditures from about $1.7 million per quarter in the nine months ended January 31, 1998 to about $2.3 million per quarter for the year ended January 31, 1999. This 35% increase was budgeted for and related to the on-going and planned additional (human) clinical trials.

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

During fiscal 2001, the Company received net proceeds of $15.2 million from the closing of a private financing with several international biotechnology/healthcare funds. The Company issued 491,509 shares of common stock and there were no warrants or options included with this private placement.

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

Item 7a. Qualitative and Quantitative Disclosures About Market Risk. Aphton's market risks are all immaterial. Investment securities consist principally of debt securities issued by the US Treasury and other US Government agencies and corporations and investment in other securities, including mutual funds.

Item 8.  Financial Statements and Supplementary Data.

Financial Statements are set forth in this report beginning at page 17.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
Financial    Disclosure.

The registrant changed accountants from PricewaterhouseCoopers LLP to Ernst & Young LLP, effective May 19, 2000, for the year ended January 31, 2001. PricewaterhouseCoopers LLP was dismissed effective May 19, 2000. The reports of PricewaterhouseCoopers LLP on the financial statements of the registrant for the past two years contained no adverse opinion or other disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

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

Item 13.  Certain Relationships and Related Transactions.
Not applicable.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)     Documents filed as part of this Form 10-K
 (i)  Financial Statements:
      Reports of Independent Certified Public Accountants
      Balance sheets as of January 31, 2001 and 2000
      Statements of Operations for the years ended January 31, 2001,
          2000 and 1999
      Statements of Stockholders' Equity for the years ended January 31, 2001,
          2000 and 1999
      Statements of Cash Flows for the years ended January 31, 2001,
          2000 and 1999
      Notes to the Financial Statements
(ii)  Financial Statements Schedules:
      Financial Statement Schedules are omitted because they are either not required, not applicable, or the information is included in the Financial Statements or Notes thereto.

(b)   Exhibits
    Exhibit Number                  Description
     3.1 Certificate of Incorporation (Incorporated by reference to Exhibit B of the Registrant's Definitive Proxy Statement filed October 8, 1997)

     3.3 By-Laws (Incorporated by reference to Exhibit C of the Registrant's Definitive Proxy Statement filed October 8, 1997)

    23.1 Written Consent of Ernst & Young, LLP. (attached as an exhibit)
    23.2 Written Consent of PricewaterhouseCoopers, LLP.(attached as an exhibit)

(c)  Reports on Form 8-K
     During the three-month period ending January 31, 2001, the Company did not file any reports on Form 8-K.


Dated:  April 29, 2001                 APHTON CORPORATION


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

Signatures                      Title                              Date

PHILIP C. GEVAS        Chairman of the Board,
                       Chief Executive Officer and President    April 20, 2001

WILLIAM A. HASLER      Vice Chairman of the Board and Director
                       Co-Chief Executive Officer               April 26, 2001

ROBERT S. BASSO        Director                                 April 26, 2001

GEORGES HIBON          Director                                 April 26, 2001

NICHOLAS JOHN STATHIS  Director                                 April 26, 2001

FREDERICK W. JACOBS    Vice President, Treasurer and
                       Chief Accounting Officer                 April 26, 2001





                          INDEX TO FINANCIAL STATEMENTS
                              FINANCIAL STATEMENTS

                                                                           Page
Reports of Independent Certified Public Accountants                          19

Balance Sheets - January 31, 2001 and 2000                                   20

Statements of Operations - for the years ended January 31, 2001,
                           2000 and 1999                                     21

Statements of Stockholders' Equity - for the years ended January 31, 2001,
                                     2000 and 1999                           21

Statements of Cash Flows - for the years ended January 31, 2001,
                           2000 and 1999                                     22

Notes to the Financial Statements                                            23



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Aphton Corporation

We have audited the accompanying balance sheet of Aphton Corporation as of January 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aphton Corporation as of January 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.
                                       /s/Ernst & Young LLP
Miami, Florida
April 20, 2001


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders
Aphton Corporation

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Aphton Corporation (the "Company") at January 31, 2000, and the results of its operations and its cash flows for the two years ended January 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
                                         /s/PricewaterhouseCoopers LLP
Honolulu, Hawaii
April 24, 2000




                               APHTON CORPORATION

                   Balance Sheets - January 31, 2001 and 2000


         Assets                                     2001              2000
Current Assets:
Cash and current investments:
     Cash and short-term cash investments         $3,508,577        $9,920,263
     Investment securities-trading                 1,653,180         2,380,880
     Investment securities-held-to-maturity       13,502,695         6,878,097
                                                  ----------        ----------
         Total cash and current investments       18,664,452        19,179,240
Other assets (including current portion of
     unconditional supply commitment)                733,322           688,013
                                                  ----------        ----------
         Total current assets                     19,397,774        19,867,253
Equipment and improvements, at cost,
     net of accumulated depreciation
     and amortization                                166,437           173,350
Unconditional supply commitment                    7,800,000         8,151,650
                                                  ----------        ----------
         Total assets                            $27,364,212       $28,192,253
                                                 ===========       ===========

   Liabilities and Stockholders' Equity

Liabilities:
Current liabilities:
     Accounts payable and other                   $6,207,569        $6,131,771
                                                   ---------         ---------
         Total current liabilities                 6,207,569         6,131,771
     Deferred revenue                             10,000,000        10,000,000
                                                  ----------        ----------
         Total liabilities                        16,207,569        16,131,771

Commitments

Stockholders' Equity:
     Common stock, $0.001 par value -
     Authorized:  30,000,000 shares
     Issued and outstanding:  16,199,493 shares at
         January 31, 2001 and 15,592,984 shares
         at January 31, 2000                          16,199            15,593
     Additional paid in capital                   80,292,478        64,799,784
     Purchase warrants                               198,900           198,900
     Accumulated deficit                         (69,350,934)      (52,953,795)
         Total stockholders' equity               11,156,643        12,060,482
         Total liabilities and                    ----------        ----------
              stockholders' equity               $27,364,212       $28,192,253
                                                 ===========       ===========

    The accompanying notes are an integral part of the financial statements.






                               APHTON CORPORATION
                            Statements of Operations
               for the years ended January 31, 2001, 2000 and 1999

                                       2001            2000             1999

Revenue:                           $        -       $        -      $        -

Costs and Expenses:
     General and administrative      1,661,911       1,775,652       1,241,323
     Research and development       15,302,183      10,821,361       9,453,826
                                    ----------      ----------      ----------
         Total costs and expenses   16,964,094      12,597,013      10,695,149
         Loss from operations       16,964,094      12,597,013      10,695,149
                                    ----------      ----------      ----------
Other Income (expense):
     Dividend and interest income    1,554,611         444,980         547,283
     Unrealized (losses) gains
        from investments              (987,657)        958,737         391,051
                                  ------------    ------------     -----------
     Net loss                     $(16,397,139)   $(11,193,296)    $(9,756,815)
                                  ============    ============     ===========
Per share data
     Basic and diluted loss
     per common share                  $(1.02)         $(0.76)         $(0.68)
                                       ======          ======          ======
     Weighted average number of
         common shares outstanding 16,100,108      14,731,301       14,431,417
                                   ==========      ==========       ==========

    The accompanying notes are an integral part of the financial statements.



                               APHTON CORPORATION
                       Statements of Stockholders' Equity
               for the years ended January 31, 2001, 2000 and 1999

                                               Additional
               Common  Stock          Paid in   Purchase  Accumulated
                   Shares    Amount   Capital   Warrants    Deficit     Total
Balance,
Feb 1, 1998    14,191,217 $14,191 $42,955,207 $341,404 $(32,003,684)$11,307,118

Exercise of purchase
 warrants           4,900       5       5,720   (4,500)           -       1,225
Sale of stock,net 237,867      238  4,999,762        -            -   5,000,000

     Net loss           -        -          -        -   (9,756,815) (9,756,815)

Balance,       ----------   ------ ----------  -------  ------------  ---------
Jan 31, 1999   14,433,984   14,434 47,960,689  336,904  (41,760,499)  6,551,528

Exercise of purchase
 warrants         359,000     359   5,639,895 (138,004)           -   5,502,250

Sale of stock,net 800,000     800  11,199,200        -            -  11,200,000

Net loss                -       -           -        -  (11,193,296)(11,193,296)

Balance,       ----------  ------  ----------  -------  -----------  ----------
Jan 31, 2000   15,592,984  15,593  64,799,784  198,900  (52,953,795) 12,060,482
Exercise of
purchase warrants 115,000     115     246,385        -            -     246,500
Sale of stock,net 491,509     491  15,246,309        -            -  15,246,800
Net loss                -       -           -        -  (16,397,139)(16,397,139)
Balance,       ---------- ------- ----------- -------- ------------ -----------
Jan 31, 2001   16,199,493 $16,199 $80,292,478 $198,900 $(69,350,934)$11,156,643
               ========== ======= =========== ======== ============ ===========
    The accompanying notes are an integral part of the financial statements.


                               APHTON CORPORATION
                            Statements of Cash Flows
               for the years ended January 31, 2001, 2000 and 1999

           Increase (decrease) in cash and short-term cash investments
                                          2001           2000          1999
Cash flows from operating activities:
Cash paid to suppliers and employees  $(17,941,258)  $(9,446,861)  $(9,119,463)
Purchase of trading securities            (259,957)   (2,201,968)   (1,207,786)
Proceeds (loss) from trading securities   (987,657)    1,987,611             -
Interest and dividends received          1,554,611       444,980       547,283
                                        ----------    ----------    ----------
Net cash used in operating activities  (17,634,261)   (9,216,238)   (9,779,966)
Cash flows from investing activities:
Purchase of held to maturity securities(55,997,609)  (10,438,097)            -
Proceeds from maturity of held to
            maturity securities         52,788,000     3,560,000             -
Capital expenditures                       (61,116)      (34,986)      (99,925)
                                        ----------    ----------     ---------
Net cash used in investing activities   (4,270,725)   (6,913,083)      (99,925)
Cash flows from financing activities:
Sales of stock                          15,493,300    16,702,250     5,001,225
                                        ----------    ----------     ---------
Cash received from financing activities 15,493,300    16,702,250     5,001,225
Net increase (decrease) in cash and
   short-term cash investments          (6,411,686)      572,929    (4,878,666)
Cash and short-term cash investments:
     Beginning of period                 9,920,263     9,347,334    14,226,000
                                        ----------    ----------    ----------
     End of period                      $3,508,577    $9,920,263    $9,347,334
                                        ==========    ==========    ==========

       Reconciliation of net loss to net cash
            used in operating activities
Net loss                              $(16,397,139) $(11,193,296)  $(9,756,815)
Adjustments to reconcile net loss
to net cash used in operating activities:
  Depreciation and amortization             68,029        77,236        82,062
  Net (increase) decrease in investment
    securities-trading                     379,581      (214,357)            -
  Unrealized (gains) losses
   from investments                        987,657      (958,737)     (391,051)
  Increase (decrease) in accrued employee
   benefits                               (987,657)      958,737       391,051
  Changes in -
   Other assets                             45,310        75,148      (138,357)
   Unconditional supply commitment         820,000       205,000       175,000
   Accounts payable and other              (75,798)    1,834,031      (141,856)
                                       -----------   -----------   -----------
Net cash used in operating activities:$(17,634,261)  $(9,216,238)  $(9,779,966)
                                      ============   ===========   ===========

    The accompanying notes are an integral part of the financial statements.








                               APHTON CORPORATION
                        Notes to the Financial Statements

1.       Organization and Operations

Aphton Corporation is a biopharmaceutical company in late-stage clinical trials for four cancer indications. Aphton is developing products using its innovative vaccine-like technology for neutralizing hormones that participate in gastrointestinal system and reproductive system cancer and non-cancer diseases; and for the prevention of pregnancy. Aphton has strategic alliances with Aventis Pasteur (NYSE: AVE), GlaxoSmithKline (NYSE: GSK), Schering Plough Animal Health (NYSE: SGP), and the World Health Organization (WHO).

Aphton's fiscal year end was changed in March from January 31 to December 31, effective for the 11 month period ending December 31, 2001.

2.       Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements -
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, however management believes such differences are unlikely to be significant.

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

Per Share Data -
The Company complies with SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. The Company's basic loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding. The Company's potential common shares are anti-dilutive, and accordingly, basic and diluted loss per share are the same. Such potential common shares consist of purchase warrants (See Note 7) and could potentially dilute basic earnings per share in the future.

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

Investment securities are classified into three categories and accounted for as follows: (1) Held-to-maturity securities are debt securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. (2) Trading securities are securities which are bought and held principally for the purpose of selling them in the near term. These securities are reported at fair value, with unrealized gains and losses included in current earnings. (3) Available-for-sale securities are debt and equity securities not classified as either held-to-maturity or trading securities. The Company does not have any available-for-sale securities. Gains and losses realized on the sales of investment securities are determined using the specific identification method.

Concentrations Of Credit Risk -
The Company's short-term cash investments are held in several financial institutions and consist principally of insured money market accounts and cash management accounts that are collateralized by or invested in US Government and US Government agency securities.

The Company's held-to-maturity securities consist of marketable debt securities. These securities are issued by a diversified selection of corporate and US government agencies with strong credit ratings. The Company's investment policy limits the amount of credit exposure with any one institution. Other than asset-backed securities, these debt securities are generally not collateralized. The Company has not experienced any material losses due to credit impairment on investments in marketable debt securities in any year.

Impairment of the unconditional supply commitment -
As discussed in Note 3, the Company has the unconditional right to receive supplies originally aggregating $9 million from Aventis Pasteur. The Company's policy is to review the current market prices of available supplies, if any, to assure that they remain above the stated Aventis Pasteur contract price of the materials and that the right to receive the supplies remains unimpaired. Aventis Pasteur is one of the largest pharmaceutical vaccine manufacturers in the world. The Company monitors the financial performance of Aventis Pasteur to assure that they will continue to be able to perform under the contract, wherein the special order supplies are to be provided from supplies manufactured by Aventis Pasteur in large quantities and sold to many customers, including the US Government, as part of Aventis Pasteur's basic franchise (business). The contract allows for inflation based increases in the per unit costs of the supplies which the Company and Aventis Pasteur believe are sufficient to assure that there will be no future financial hardship incurred by Aventis Pasteur in the execution of the agreement.

New Accounting Pronouncements-
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The original effective date for SFAS No. 133 was for all fiscal years beginning after June 15, 1999. As a result of the issuance of SFAS No. 137, the effective date for SFAS No. 133 is for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 137, effective February 1, 2001 and this adoption did not have a material effect on the financial statements.

Comprehensive Income

The Company complies with SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting comprehensive income (defined to include net income, unrealized gains and losses on available-for-sale investment securities, foreign currency adjustments and certain other items not included in the income statement). The Company does not have elements of other comprehensive income other than net loss.

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

4.       Equipment and Improvements
At January 31, 2001 and 2000, equipment and improvements consisted of the following:
                                                    January 31,    January 31,
                                                        2001           2000
Laboratory equipment                                $ 502,607      $ 501,078
Leasehold improvements                                349,646        293,584
Office and laboratory furniture and fixtures          232,980        229,454
                                                      -------        -------
                                                    1,085,233      1,024,116
Less accumulated depreciation and amortization       (918,796)      (850,766)
                                                    ---------      ---------
                                                     $166,437       $173,350
                                                     ========       ========

5.       Accounts Payable and Other
At January 31, 2001 and 2000, accounts payable and other was composed of:

                                                 January 31,      January 31,
                                                     2001           2000
Trade accounts payable                           $4,140,227       $3,131,861
Accrued wages payable                             1,789,223        2,640,880
Employee benefits payable                           278,119          359,030
                                                 ----------       ----------
                                                 $6,207,569       $6,131,771
                                                 ==========       ==========
See related Note 6.

6.       Investment Securities
Securities classified as trading and held-to-maturity at January 31, 2001 and 2000 are summarized below. Estimated fair value is based on quoted market prices for these or similar investments.
                                     Unrealized     Unrealized
 January 31, 2001           Cost        Gains         Losses       Fair Value
Total trading securities
 (carried at fair value):     $2,640,837     $--        $987,657     $1,653,180

Securities held to maturity
 (carried at amortized cost):$13,502,695   $13,270           $--    $13,515,965

 January 31, 2000
Total trading securities
 (carried at fair value):    $1,031,092 $1,349,788           $--     $2,380,880

Securities held to maturity
 (carried at amortized cost):$6,878,097       $448          $499     $6,878,046



The Company held no available-for-sale investment securities at January 31, 2001 and January 31, 2000.

The carrying value of all investment securities held at January 31, 2001 and 2000 is summarized below:

Security                                     2001             2000
Trading securities                       $1,653,180        $2,380,880
Securities held-to-maturity
   maturing within one year              13,502,695         6,878,097
                                         ----------         ---------
     Total short-term investments       $15,155,875        $9,258,977
                                        ===========        ==========

The Company's trading securities consist of mutual funds and relate to a Company plan whereby individuals may forego immediate receipt of wages. The Company has established a liability for these accrued wages payable and funded the liability with the establishment of investment accounts that are subject to the general creditors of the Company. The employees may direct the investments and the changes in value in trading securities are recognized as unrealized gains and losses in the statement of operations with a corresponding increase or decrease to research and development expense to adjust the liability for employees' wages and benefits. Unrealized holding losses on trading securities and the corresponding decrease in research and development expense totaled approximately $1.0 million in 2001. Unrealized holding gains on trading securities and the corresponding increase in research and development expense totaled approximately$1.0 million in 2000 and approximately$.4 million in 1999.

7.       Common Stock, Preferred Stock and Purchase Warrants

Common Stock -

During fiscal 2001, the Company received proceeds of approximately $15.2 million net of approximately $1.0 million offering costs from the closing of a private financing with several international biotechnology/healthcare funds. The Company issued 491,509 shares of common stock and there were no warrants or options included with this private placement.

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

Preferred Stock -

The Company has 2,000,000 shares of authorized preferred stock, none of which has ever been issued or outstanding.

Purchase Warrants -

Each warrant described below is exercisable for one share of common stock and is subject to the restrictive holding requirements of SEC Rule 144. The term of the warrants is from 8 to 23 years.

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for warrants issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only. All stock-based awards to nonemployees are accounted for at their fair value in accordance with SFAS No. 123. There were 36,000 employee stock purchase warrants granted in 2001. Based on Black-Scholes values, for the year ended January 31, 2001, the pro forma net loss would be $16,908,699 and the pro forma loss per common share would be $1.05. There were 150,000 employee stock purchase warrants granted in 2000. Based on Black-Scholes values, for the year ended January 31, 2000, the pro forma net loss would be $13,231,796 and the pro forma loss per common share would be $.90. There were no employee stock purchase warrants granted in 1999.

The following assumptions were used in the Black-Scholes option pricing model for the 36,000 and 150,000 purchase warrants granted in fiscal 2001 and 2000, respectfully, to employees. The stock price and exercise price of $14.75 was set equal to the fair market value of the Company's common stock on the date of grant. The risk-free rate of return used was 7.0%. The expected dividend yield used was 0%. The expected time to exercise used was 10 years. The expected volatility used was 100%.

The following table summarizes
purchase warrant activity                         Weighted-Average
over the past three fiscal periods:      Number of Shares     Exercise Price
         Outstanding and exercisable
          at February 1,1998                    2,018,300            $13.76
                     Exercised                     (4,900)             $.25
                                                ---------
         Outstanding and exercisable
          at January 31,1999                    2,013,400            $13.76
                     Granted                      150,000            $14.75
                     Exercised                   (359,000)           $15.33
                                                ---------
         Outstanding and exercisable
          at January 31,2000                    1,804,400            $13.58
                     Granted                       36,000            $14.75
                     Exercised                   (115,000)            $2.14
                                                ---------
         Outstanding and exercisable
          at January 31,2001                    1,725,400            $14.37
                                                =========            ======


In December, 1999 there were 1,000,000 warrants with an exercise price of $14.75 reserved for future use that were not issued or outstanding at January 31, 2001. For warrants outstanding and exercisable at January 31, 2001, the exercise price ranges and average remaining lives were:

Warrants Outstanding and Exercisable
 Range of Exercise Prices
                       Number Outstanding    Average Period(1) Average Price(2)
      $.25  to  $14.00     532,400                   13.9          $11.38
    $14.01  to  $14.99     770,000                   13.9          $14.75
    $15.00  to  $24.00     423,000                   13.9          $17.42
                         ---------
                         1,725,400                   13.9          $14.37
                         =========
(1) Weighted average remaining years
(2) Weighted average exercise price

8.       Income Taxes

Gross deferred tax assets result from net operating loss and income tax credit carryforwards. Realization of these assets is dependent on the Company's ability to generate sufficient future taxable income, prior to the expiration of the carryforwards, which is dependent on the completion of research and development activities and successful marketing of the Company's various products. Due to the uncertainties related to the above and in accordance with guidance contained in SFAS No. 109, a valuation allowance has been provided for these deferred tax assets. Accordingly, these assets do not appear in the Company's balance sheet at January 31, 2001 and 2000. The changes in the valuation allowance in 2001 and 2000 were $5,553,000 and $3,160,000, respectively.


Deferred tax assets consisted of:        January 31, 2001   January 31, 2000

 Federal net operating loss carryforward     $17,968,000        $12,218,000
 State net operating loss                        324,000            324,000
                                              ----------         ----------
  Total operating loss carryforward           18,292,000         12,542,000

  Deferred license payment revenues            4,014,000          4,014,000
  Expenses deductible in future periods          803,000          1,200,000

  Federal tax credits                          2,171,000          1,971,000
  State tax credits                              554,000            554,000
                                              ----------         ----------
   Total tax credits                           2,725,000          2,525,000
                                              ----------         ----------
      Total deferred tax assets               25,834,000         20,281,000
      Valuation allowance                    (25,834,000)       (20,281,000)
                                              ----------         ----------

           Net deferred tax assets          $          -        $         -
                                            ============        ===========

At January 31, 2001, for Federal income tax purposes, the Company had net operating loss carryforwards of approximately $52,847,000 and various income tax credit carryforwards, primarily research and experimentation, aggregating $2,171,000, which expire at various dates through 2021.

At January 31, 2001, for California income tax purposes, the Company had net operating loss carryforwards of approximately $5,281,000, which expire at various dates through 2005; and various income tax credit carryforwards, primarily research and experimentation, aggregating $554,000, which expire at various dates through 2014.

9.       Commitments

The Company has noncancelable facilities leases expiring at various dates through fiscal 2003. The leases provide various options to renew. The minimum rental commitments for the fiscal years 2002 and 2003, respectively, are, approximately $80,000 and $22,000 and none thereafter. Rental expense for these leases for the years ended January 31, 2001, 2000 and 1999 was approximately $103,000, $101,000 and $115,000. Rental expense is allocated between research and development expense and general and administrative expense, based on use, in the accompanying statements of operations.

10.      Selected Quarterly Financial Data (unaudited)
Selected unaudited quarterly financial data for the years ended 2001 and 2000 are summarized below.

Statement of Operations Data:
For the year ended           First     Second       Third          Fourth
 January 31, 2001           Quarter    Quarter     Quarter        Quarter
Research and Development
 Expenditures             $2,949,508  $3,647,340  $3,790,199    $4,915,136
Investment Income            329,904     546,612     372,125       305,970
Net Loss                  (3,237,514) (3,705,035) (4,088,111)   (5,366,479)
Basic and Diluted Net
 Loss per Share               $(0.20)     $(0.23)     $(0.25)       $(0.33)
Weighted Average
  Shares Outstanding      15,804,954  16,199,493  16,199,493    16,199,493

Statement of Operations Data:
For the year ended          First      Second       Third          Fourth
 January 31, 2000           Quarter    Quarter     Quarter        Quarter
Research & Development
 Expenditures             $1,452,084  $2,316,700  $2,870,908    $4,181,669
Investment Income            102,987      70,976      42,839       228,178
Net Loss                  (1,506,844) (2,321,004) (2,969,122)   (4,396,326)
Basic and Diluted Net
 Loss per Share               $(0.10)     $(0.16)     $(0.20)       $(0.28)
Weighted Average
  Shares Outstanding      14,433,384  14,433,384  14,700,051    15,592,184




CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statements (Form S-3 No.333-48680, Form S-3 No. 333-31217, and Form S-3 No. 33-77286) of
Aphton Corporation and in the related Prospectuses of our report dated April 20, 2001, with respect to the financial statements of Aphton Corporation included in this Annual Report (Form 10-K) for the year ended January 31, 2001.
                                     /s/ Ernst & Young LLP

Miami, Florida
April 27, 2001



CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We hereby consent to the incorporation by reference in the registration statements on Form S-3 (Registration Nos. 333-48680, 333-31217 and 33-77286) of Aphton Corporation of our report dated April 24, 2000 relating to the financial statements which appear in this Form 10-K.


                                     /s/PricewaterhouseCoopers LLP

Honolulu, Hawaii
April 26, 2001