Form 10-K/A
period 2001-01-31
APHTON CORP
filed 2001-05-31
CIK 840319

______________________
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                    FORM 10-K/A
            (MARK ONE)
                (X) Annual Report Pursuant to Section 13 or 15(d)
            of the Securities and Exchange Act of 1934 (Fee Required)
                   For the Fiscal Year Ended January 31, 2001

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

Philip C. Gevas - Chairman of the Board of Directors, President and Chief Executive Officer, has served as Director, President and Chief Executive Officer since co-founding Aphton. Mr. Gevas conceived and directed the development of Aphton's inventions which have resulted in numerous patents for Aphton for the treatment of colorectal, pancreatic, liver, esophageal and stomach cancers, and GERD. After serving as an Officer in the USAF, Mr. Gevas had experience in the defense industry in management, science and engineering. Mr. Gevas has the degrees of M.E., and M.S. Mathematics (Stevens Institute of Technology) and M.S.E.E. (Ohio State University).

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


                               APHTON CORPORATION
                            Statements of Cash Flows
               for the years ended January 31, 2001, 2000 and 1999

           Increase (decrease) in cash and short-term cash investments
                                          2001           2000          1999
Cash flows from operating activities:
Cash paid to suppliers and employees  $(15,467,013)  $(9,446,861)  $(9,119,463)
Purchase of trading securities            (259,957)   (2,201,968)   (1,207,786)
Proceeds (loss) from trading securities   (987,657)    1,987,611             -
Interest and dividends received          1,554,611       444,980       547,283
                                        ----------    ----------    ----------
Net cash used in operating activities  (15,160,016)   (9,216,238)   (9,779,966)
Cash flows from investing activities:
Purchase of held to maturity securities(59,471,854)  (10,438,097)            -
Proceeds from maturity of held to
            maturity securities         52,788,000     3,560,000             -
Capital expenditures                       (61,116)      (34,986)      (99,925)
                                        ----------    ----------     ---------
Net cash used in investing activities   (6,744,970)   (6,913,083)      (99,925)
Cash flows from financing activities:
Sales of stock                          15,493,300    16,702,250     5,001,225
                                        ----------    ----------     ---------
Cash received from financing activities 15,493,300    16,702,250     5,001,225
Net increase (decrease) in cash and
   short-term cash investments          (6,411,686)      572,929    (4,878,666)
Cash and short-term cash investments:
     Beginning of period                 9,920,263     9,347,334    14,226,000
                                        ----------    ----------    ----------
     End of period                      $3,508,577    $9,920,263    $9,347,334
                                        ==========    ==========    ==========

       Reconciliation of net loss to net cash
            used in operating activities
Net loss                              $(16,397,139) $(11,193,296)  $(9,756,815)
Adjustments to reconcile net loss
to net cash used in operating activities:
  Depreciation and amortization             68,029        77,236        82,062
  Net (increase) decrease in investment
    securities-trading                     379,581      (214,357)            -
  Unrealized (gains) losses
   from investments                        987,657      (958,737)     (391,051)
  Increase (decrease) in accrued employee
   benefits                               (987,657)      958,737       391,051
  Changes in -
   Other assets                             45,310        75,148      (138,357)
   Unconditional supply commitment         820,000       205,000       175,000
   Accounts payable and other              (75,798)    1,834,031      (141,856)
                                       -----------   -----------   -----------
Net cash used in operating activities:$(15,160,016)  $(9,216,238)  $(9,779,966)
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

Miami, Florida
May 31, 2001



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