Form 10-Q
period 2001-06-30
APHTON CORP
filed 2001-08-14
CIK 840319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 2001              Commission File Number 0-19122


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


                        Yes XX                   No    __
                            ----


                         The number of shares of Common
                           Stock outstanding as of the
                           close of business on August
                                    10, 2001:

          Class                                              Number of
                                                       Shares outstanding

Common Stock, $0.001 par value                               16,199,493












                               APHTON CORPORATION

                                      Index


                                                                           Page

Part I - Financial Information                                              3

    Item 1.  Financial Statements:

       Balance Sheets - June 30, 2001 and January 31, 2001                  3

       Statements of Operations - Three months and five months ended June 30,
        2001 and 2000, and the two months ended March 31, 2001 and 2000     4

       Statements of Cash Flows - Five months ended June 30, 2001 and 2000  4

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            5


Part II - Other Information

    Item 1.  Legal Proceedings                                              6

    Item 2.  Changes in Securities                                          6

    Item 3.  Defaults Upon Senior Securities                                6

    Item 4.  Submission of Matters to a Vote of Security Holders            6

    Item 5.  Other Information                                              6

    Item 6.  Exhibits and Reports on Form 8-K                               6

Signature Page                                                              6












                               APHTON CORPORATION

                         Part I - Financial Information

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001 and January 31, 2001 and the results of its operations for the three months and five months ended June 30, 2001 and 2000 and the two months ended March 31, 2001 and 2000; and its cash flows for the five months ended June 30, 2001 and 2000. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A.


                               APHTON CORPORATION
                                 Balance Sheets
                                                   June 30,        January 31,
                  Assets                             2001             2001
Current Assets:                                  (Unaudited)
Cash and current investments:
 Cash and short-term cash investments            $5,016,638      $3,508,577
 Investment securities-trading                    1,175,294       1,653,180
 Investment securities-held-to-maturity           3,201,612      13,502,695
                                                 ----------      -----------
         Total cash and current investments       9,393,544      18,664,452

Other assets (including current portion of
     unconditional supply commitment)               486,393         733,322
                                                 -----------     -----------
         Total current assets                     9,879,937      19,397,774
Equipment and improvements, net                     203,899         166,437
Unconditional supply commitment                   7,750,000       7,800,000
                                                 -----------     -----------
         Total assets                           $17,833,836     $27,364,212
                                                 ===========    ===========

           Liabilities and Stockholders' Equity
Liabilities:
Current liabilities:
 Accounts payable and other                      $6,605,438      $6,207,569
                                                 ----------      ----------
         Total current liabilities                6,605,438       6,207,569
 Deferred revenue                                10,000,000      10,000,000
                                                 ----------      ----------
         Total liabilities                       16,605,438      16,207,569
                                                 ----------      ----------

Commitments

Stockholders' Equity:
 Common stock, $0.001 par value -
 Authorized:  30,000,000 shares
 Issued and outstanding:  16,199,493 shares at
   June 30, and January 31, 2001                    16,199           16,199
 Additional paid in capital                     80,292,478       80,292,478
 Purchase warrants                                 198,900          198,900
     Accumulated deficit                       (79,279,179)     (69,350,934)
                                               ------------     ------------
         Total stockholders' equity              1,228,398       11,156,643
                                                ----------       -----------
 Total liabilities and stockholders' equity    $17,833,836      $27,364,212
                                               ===========      ===========



                               APHTON CORPORATION
                      Statements of Operations (Unaudited)
           for the three and five months ended June 30, 2001 and 2000 and the two months ended March 31, 2001 and 2000


                                          Three months ended             Five months ended       Two months ended
                                               June 30,                       June 30,              March 31,
                                            2001           2000         2001          2000        2001      2000
Revenue:                             $         -       $         -  $        -    $        -     $       -  $
                                     ------------      -----------  -----------   -----------    ---------  ----------

Costs and expenses:
  General and administrative             519,069          485,477      698,465        792,462      179,396      306,985
  Research and development             5,648,381        1,944,689    8,954,556      5,263,623    3,306,175    3,318,934
                                     -----------        ---------  -----------      ---------    ---------    ---------
     Total costs and expenses          6,167,450        2,430,166    9,653,021      6,056,085    3,485,571    3,625,919
                                     -----------    -------------  -----------      ---------    ---------    ---------
     Loss from operations              6,167,450        2,430,166    9,653,021      6,056,085    3,485,571    3,625,919
                                     -----------    -------------  -----------      ----------   ---------    ---------
Other income (expense):
  Dividend and interest income           123,611          466,045      260,172        608,171      136,561      142,126
  Unrealized losses from investments    (409,220)         (75,870)    (535,396)       (77,436)    (126,176)      (1,566)
                                     ------------   --------------  -----------     ----------    ---------    ---------
     Net loss                        $(6,453,059)     $(2,039,991) $(9,928,245)   $(5,525,350) $(3,475,187) $(3,485,359)
                                     ============     ============ ============    =========== ============ ============
Per share data:
  Basic and fully diluted loss
    per common share                      $(0.40)          $(0.13)      $(0.61)        $(0.35)     $(0.21)      $(0.22)
                                          =======          =======      =======        =======     =======      =======
  Weighted average number of
common shares outstanding              16,199,493       16,035,807   16,199,493     16,199,493  16,199,493   15,592,984
                                       ==========       ==========   ==========     ==========  ==========   ==========


The net loss for the three and five months ended June 30, 2001 and 2000 and the two months period ended March 31, 2001 and 2000 was the comprehensive loss for those periods. For all periods presented potential common shares, consisting of approximately 2.7 million purchase warrants, were excluded from the computation of net loss per share because their effect was anti-dilutive.

                               APHTON CORPORATION
                Statements of Cash Flows (Unaudited) For the five
                      months ended June 30, 2001 and 2000
Cash flows from operating activities:                     2001         2000
     Cash paid to suppliers and employees            $(10,542,912) $(5,316,976)
                                                     ------------- ------------
       Net cash used in operating activities          (10,542,912)  (5,316,976)
Cash flows from investing activities:
     Purchase of held to maturity securities           (3,086,432) (25,590,839)
     Proceeds from maturity of
         held to maturity securities                   15,205,000   24,720,000
     Capital expenditures                                 (67,595)      (1,529)
                                                       -----------  ----------
       Net cash used in investing activities           12,050,973     (872,368)
                                                       ----------     --------
       Net increase (decrease) in cash
        and short-term cash investments                 1,508,061   (6,189,344)
Cash and short-term cash investments:
     Beginning of period                                3,508,577    9,920,263
                                                        ---------    ---------
     End of period                                     $5,016,638   $3,730,919
                                                        =========   ==========
     Reconciliation of net loss to net cash used in operating activities
Net loss                                              $(9,928,246) $(5,525,350)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                         30,133       23,328
     Unrealized losses from investments                   535,396       77,436
     Decrease in accrued employee benefits               (535,396)     (77,436)
     Changes in -
       Other assets                                      (246,930)      17,046
       Accounts payable and other                        (397,869)     168,000
                                                         ---------     -------
Net cash used in operating activities:               $(10,542,912) $(5,316,976)
                                                     ============= =============

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

               Three and Five Months Ended June 30, 2001 and 2000

                                     General
Aphton Corporation is a biopharmaceutical company in late-stage clinical trials for four cancer indications. Aphton is developing products using its innovative vaccine-like technology for neutralizing hormones that participate in gastrointestinal system and reproductive system cancer and non-cancer diseases; and for the prevention of pregnancy. Aphton has strategic alliances with Aventis Pasteur (NYSE: AVE), GlaxoSmithKline (NYSE: GSK), Schering Plough Animal Health (NYSE: SGP), and the World Health Organization (WHO).

                              Results of Operations
During the three months ended June 30, 2001, the Company reported a net loss of $6,453,059. During this period the Company had no contract revenues. Investment earnings on cash for the quarter was $123,611 which represented a 73% decrease over investment earnings of $466,045 during the quarter ended June 30, 2000 due to lower average cash and investment balances. Total research and development expenditures for the quarter were $5,648,381, which was approximately 190% more than research and development expenditures for the quarter ended June 30, 2000. For the five months ended June 30, 2001, research and development expenditures increased 70% to $8,954,556 when compared to the five months ended June 30, 2000. This planned increase relates to Aphton's expanded clinical trials programs.

                                     Results
Aphton's primary focus during the quarter and five months ending June 30, 2001 has been on accelerating and expanding both Phase II and Phase III clinical trials in the US and abroad, in order to finish patient recruitment and the trials as rapidly as possible. This has, of course, increased spending during the period.

Aphton achieved major corporate milestones during May, 2001, when its collaborating clinical investigators reported on three Aphton clinical trials at the annual meeting of the American Society of Clinical Oncology (ASCO) in San Francisco, the leading forum for clinical data reporting on cancer therapies. In the first of two Ph II trials, previously untreated patients with advanced pancreatic cancer were treated only with Aphton's G17DT targeted therapeutic vaccine, at both low and higher dose levels. The investigators showed that the median survival of these patients was increased to 6.7 months. This compares favorably to a median survival of 4.3 months for untreated or chemo-failed patients as reported in the medical literature, and to the reported clinical trial result of 5.4 months median survival for patients treated with gemcitabine, the only approved drug for pancreatic cancer in the US. In the second Ph II trial with Aphton's G17DT vaccine, again as a single agent, previously untreated patients with advanced pancreatic cancer were treated at the higher dose level. The investigators reported a median survival in this trial of over 9 months, again comparing favorably with other treatments as reported in the medical literature.

Single vs. dual agent: cell stasis, cell toxicity and synergism
---------------------------------------------------------------
It should be noted here that Aphton's drug is a "biological." As such, it should act as a cytostatic drug; that is, its mechanism of action is to inhibit cell growth and cell proliferation. (This effect was manifested strongly by the increased survival results of Aphton's drug in both pancreatic cancer trials discussed above.) In contrast, chemotherapeutics are cytotoxic drugs. Their toxicity causes cell death (in both healthy and cancer cells) and thus reduction in tumor size. (Surprisingly, tumor reductions in some patients were in fact noted in Aphton's pancreatic cancer trials, as well as weight gain in some of the patients.) The chemotherapeutic drugs eventually lead to selection of resistant cancer cells, increase in growth and proliferation, and therapeutic failure, leading to patient death. Aphton believes its vaccine is unique as a biological administered as a single agent in demonstrating substantial increased survival against a solid tumor in humans. Nonetheless, recent findings have shown that inhibiting gastrin a) not only inhibits cell growth and cell proliferation directly, but also b) "unblocks" a central pathway leading to cell-suicide (apoptosis). This tilts the balance, from cell growth, to cell suicide. This effect was amplified synergistically when Aphton's vaccine was given together with a chemotherapeutic. Based on this synergism, all of Aphton's clinical trials are now combination therapies, consisting of Aphton's vaccine and an appropriate chemotherapy.

Results from the first such Aphton dual-agent clinical trials reported were also presented at the above mentioned ASCO meeting. This was in a special gastrin symposium conducted by Jaffer Ajani, MD, the pricincipal investigator from MD Anderson, Houston, Texas. He reported impressive interim Ph II stomach cancer results, using Aphton's G17DT vaccine together with chemotherapy of cisplatin and 5FU. (See Aphton's news release dated May 15, 2001.) Whereas a response rate with chemos alone have been shown to be in the 14% to 28% range, 100% of the six evaluable patients in the Aphton trial responded. Of these, 50% were partial or greater responses, including a complete response (100% tumor reduction). The remaining 50% were moderate responses (up to 50% reduction). Thus, all were classified higher than "stable disease," which is the sought after cytostatic state hoped for by administering a biological drug alone.

For these and further developments announced by Aphton, including the discovery of gastrin's role in lung cancer (which is the most prevalent and deadliest of these diseases, accounting for more deaths annually than breast, prostate, colorectal, stomach and liver cancers, combined), see Aphton's news releases dated August 2, 2001, June 12, 2001, May 24, 2001, and May 15, 2001.

                                      Other
Effective February 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for gains and losses from changes in the fair value of a derivative instrument are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of SFAS No. 133 did not have a material impact on the financial position, results of operations or cash flows of the Company. Dividend, interest and other income were primarily derived from commercial paper and money-market accounts.

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

The Company anticipates that its existing capital resources which are composed primarily of cash and short-term cash investments, including the proceeds of its private placements and interest thereon, would enable it to maintain its currently planned operations through the year 2001. The Company's working capital and capital requirements will depend upon numerous factors, including the following: the progress of the Company's research and development program, preclinical testing and clinical trials; the timing and cost of obtaining regulatory approvals; the levels of resources that the Company devotes to product development, manufacturing and marketing capabilities; technological advances; competition; and collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing and marketing of certain of the Company's products and the ability of the Company to obtain funds from such strategic alliances or from other sources. We anticipate additional fund-raising from strategic alliances or equity placements, public or private, during the remainder of 2001.

                           PART II - Other information
Item 1.   Legal Proceedings.  Not applicable.

Item 2.   Changes in Securities.  Not applicable.

Item 3.   Defaults Upon Senior Securities.  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.   Other Information.  Not applicable.

Item 6.   Exhibits and Report on Form 8-K.

There was a Form 8-K filed on March 15, 2001 to change Aphton's year end to December 31, 2001

                                    Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                           Aphton Corporation

Date:  August 10, 2001                 By:      /s/ Frederick W. Jacobs
                                       ------------------------------------
                                       Frederick W. Jacobs, Vice President,
                                         Treasurer and Chief Accounting Officer