Form 10-Q
period 2001-09-30
APHTON CORP
filed 2001-11-14
CIK 840319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 2001            Commission File Number 0-19122


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


                       Yes X                   No    __


       The number of shares of Common Stock outstanding as of the close of business on November 14, 2001:

      Class                                                    Number of
                                                           Shares outstanding
Common Stock, $0.001 par value                                  17,386,996












                               APHTON CORPORATION

                                      Index


                                                                       Page

Part I - Financial Information                                           3

    Item 1.  Financial Statements:

       Balance Sheets - September 30, 2001 and January 31, 2001          3

       Statements of Operations - Three months and eight months ended
          September 30, 2001 and 2000                                    4

       Statements of Cash Flows - Eight months ended September 30, 2001
          and 2000                                                       4

    Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    5


Part II - Other Information

    Item 1.  Legal Proceedings                                           8

    Item 2.  Changes in Securities                                       8

    Item 3.  Defaults Upon Senior Securities                             8

    Item 4.  Submission of Matters to a Vote of Security Holders         8

    Item 5.  Other Information                                           8

    Item 6.  Exhibits and Reports on Form 8-K                            8

Signature Page                                                           8











                               APHTON CORPORATION

                         Part I - Financial Information

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001 and January 31, 2001 and the results of its operations and its cash flows for the three months and eight months ended September 30, 2001 and 2000. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A.


                               APHTON CORPORATION
                                 Balance Sheets
                                               September 30,      January 31,
                  Assets                           2001             2001
Current assets:                                 (Unaudited)
Cash and current investments:
 Cash and short-term cash investments            $9,242,628       $3,508,577
 Investment securities-held-to-maturity           2,973,970       13,502,695
 Investment securities-trading                      951,999        1,653,180
                                                  ---------       ----------
         Total cash and current investments      13,168,597       18,664,452
Other assets (including current portion of
     unconditional supply commitment)               464,700          733,323
                                                 ----------       ----------
         Total current assets                    13,633,297       19,397,775
Equipment and improvements, net                     191,929          166,437
Unconditional supply commitment                   7,750,000        7,800,000
                                                 ----------       ----------
         Total assets                           $21,575,226      $27,364,212
                                                ===========      ===========

           Liabilities and Stockholders' Equity
Liabilities:
Current liabilities:
 Accounts payable and other                      $5,210,960       $6,207,569
                                                  ---------        ---------
         Total current liabilities                5,210,960        6,207,569
 Deferred revenue                                10,000,000       10,000,000
                                                 ----------       ----------
         Total liabilities                       15,210,960       16,207,569

Commitments

Stockholders' equity:
 Common stock, $0.001 par value -
 Authorized:  30,000,000 shares
 Issued and outstanding:  17,386,996 shares
  at October 31, 2001 and 16,199,493 shares
  at January 31, 2001                              17,387            16,199
 Additional paid in capital                    93,566,314        80,292,478
 Purchase warrants                                198,900           198,900
     Accumulated deficit                      (87,418,335)      (69,350,934)
                                               ----------        ----------
         Total stockholders' equity             6,364,266        11,156,643
                                                ---------        ----------
Total liabilities and stockholders' equity    $21,575,226       $27,364,212
                                               ==========        ==========




                               APHTON CORPORATION
                      Statements of Operations (Unaudited)
        For the three and eight months ended September 30, 2001 and 2000
                                    Three months ended   Eight months ended
                                       September 30,         September 30,
Costs and expenses:              2001          2000       2001          2000
  General and administrative   $629,190     $615,478  $ 1,327,655    $1,407,940
  Research and development    7,550,430    3,892,508   16,504,986     9,156,131
                              ---------    ---------   ----------     ---------
     Total costs and expenses 8,179,620    4,507,986   17,832,641    10,564,071
                              ---------    ---------   ----------    ----------
     Loss from operations     8,179,620    4,507,986   17,832,641    10,564,071
Other income (expense):
  Dividend and interest income   79,620      522,367      339,792     1,130,538
  Unrealized investment
    gains (losses)              (39,156)      75,870     (574,552)       (1,566)
                               --------     --------   -----------   -----------
     Net loss               $(8,139,156) $(3,909,749)$(18,067,401)  $(9,435,099)
                             ==========   ==========  ===========    ==========
Per share data:
  Basic and fully diluted
    loss per common share       $(0.48)       $(0.24)      $(1.10)       $(0.60)
                                ======        ======       ======        =======

  Weighted average number of
   common shares outstanding 16,991,161   16,199,493   16,496,368    15,744,611
                             ==========   ==========   ==========    ==========

The net loss for the three and eight months ended September 30, 2001 and 2000 was the comprehensive loss for those periods. For all periods presented potential common shares, consisting of approximately 2.7 million purchase warrants, were excluded from the computation of net loss per share because their effect was anti-dilutive.

                               APHTON CORPORATION
                      Statements of Cash Flows (Unaudited)
             For the eight months ended September 30, 2001 and 2000

Cash flows from operating activities:                2001              2000
     Cash paid to suppliers and employees       $(18,696,728)     $(9,228,068)
                                                 -----------       ----------
       Net cash used in operating activities     (18,696,728)      (9,228,068)
Cash flows from investing activities:
     Purchase of held to maturity securities      (9,675,495)     (29,918,402)
     Proceeds from maturity of
      held to maturity securities                 20,605,000       38,275,000
     Purchase of trading securities                  (39,400)         (59,114)
     Interest and dividends received                 339,792        1,130,538
     Capital expenditures                            (74,142)         (58,273)
                                                   ---------        ---------
       Net cash received from
          investing activities                     11,155,755       9,368,183
Cash flows from financing activities:
     Sales of stock, net                           13,275,024      15,493,300
                                                   ----------      ----------
       Cash received from financing activities     13,275,024      15,493,300
       Net increase (decrease) in cash and         ----------      ----------
        short-term cash investments                 5,734,051      15,633,415
Cash and short-term cash investments:
     Beginning of period                            3,508,577       9,920,263
                                                    ---------      ----------
     End of period                                 $9,242,628     $25,553,678
                                                    =========      ==========
      Reconciliation of net loss to net cash used in operating activities
Net loss                                         $(18,067,401)    $(9,435,099)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                     48,650          41,116
     Unrealized losses (gains) from investments       574,552           1,566
    (Decrease) increase in accrued employee benefits (574,552)         (1,566)
      Changes in - Other assets                       268,632         (57,726)
      Changes in - unconditional supply commitment     50,000         251,650
       Changes in -Accounts payable and other        (996,609)         (28,009)
                                                    ---------       ---------
Net cash used in operating activities:           $(18,696,728)    $(9,228,068)
                                                  ===========      ==========




                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

            Three and Eight Months Ended September 30, 2001 and 2000

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

                              Results of Operations
During the three months ended September 30, 2001, costs were significantly increased by one-time costs associated with preparations and documentation for an upcoming regulatory meeting with the FDA, and one-time costs of expanding the clinical trial program and opening more centers to complete the international patient recruitment network, contributing to a net loss of $8,139,156. Investment earnings on cash for the quarter was $79,620 which represented an 85% decrease over investment earnings of $522,367 during the quarter ended September 30, 2000 due to lower average cash and investment balances. Total research and development expenditures for the quarter were $7,550,430, which was approximately 94% more than research and development expenditures for the quarter ended September 30, 2000. For the eight months ended September 30, 2001, research and development expenditures increased 80% to $16,504,986 when compared to the eight months ended September 30, 2000. The net loss for the three and eight months ended September 30, 2001 and 2000 was the comprehensive loss for those periods. This planned increase relates to Aphton's expanded clinical trials programs.

                                     Results
Aphton's primary focus during the quarter ending September 30, 2001 has been on conducting its Phase II and Phase III clinical trials in the US and abroad.

On September 10, 2001 Aphton announced that its gastrin targeted therapy was presented at an international conference hosted by Aventis and collaborators on gastric malignancies. This special symposium on Aphton's gastrin (G17DT) targeted therapy was held at the Fourth International Conference on the Biology, Prevention and Treatment of Gastric Intestinal Malignancies, in Cologne, Germany. The special symposium was chaired by Jaffer Ajani, MD, of the MD Anderson Cancer Center in Houston, Texas. The conference was hosted by the major global pharmaceutical company Aventis, joined by the MD Anderson Cancer Center, European and Japanese universities, and was attended by clinical investigators, academicians and opinion leaders in the field. (See Aphton's news release dated September 10, 2001 and the related ASCO news releases dated May 14, 2001 and May 15, 2001.)

On August 2, 2001 Aphton announced that the role of gastrin in lung cancers had been discovered and planning has been initiated for a Phase II clinical trial. Recent findings by Aphton and its collaborating scientists, working with Aphton's anti-gastrin immunogen and anti-gastrin receptor antibodies, indicate that gastrin receptors are expressed in abundance in the respiratory system. More specifically, in lung cancer, including both non-small cell lung cancer, which accounts for approximately 75% of lung cancers and is the most difficult to treat, and small cell lung cancer. This involvement of gastrin in the respiratory system is in addition to Aphton's previously identified role of gastrin in cancers of the gastrointestinal system. (See Aphton's news release dated August 2, 2001.)

Aphton's anti-gastrin targeted therapy induces antibodies in patients that bind to both gastrin 17 and gly-gastrin and remove them from circulation before they can initiate cell growth. Gastrin 17 and gly-gastrin are believed to be central growth factors, or the initiating signals, for cell growth and cell proliferation and metastasis (spread) in colon, pancreatic, stomach, esophageal and other gastrointestinal system cancers. This is accomplished by gastrin binding to the large numbers of gastrin receptors on the tumor cell surface. Interrupting this process by immunizing the patient with Aphton's anti-gastrin immunogen is a precisely "targeted" therapy. This selectivity occurs because gastrin is not normally secreted and gastrin receptors are not normally found on "healthy" cells in either the GI system or the respiratory system, unless they are malignant, or on the path to malignancy (except for cells involved with acid secretion). Recent findings have shown that inhibiting gastrin a) not only inhibits cell growth and cell proliferation directly, but also b) "unblocks" a central pathway leading to cell-suicide (apoptosis). This tilts the balance, from cell growth, to cell suicide. This effect was amplified synergistically when Aphton's vaccine was given together with a chemotherapeutic. Based on this synergism, all of Aphton's clinical trials are now combination therapies, consisting of Aphton's vaccine and an appropriate chemotherapy.

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

In November the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission using a "shelf" registration process to sell up to 1,500,000 shares in one or more offerings. In August we announced that the Company had closed a $14.25 million private equity financing with several institutional investors. Aphton sold approximately 1.2 million shares of common stock at $12.00 per share. UBS Warburg acted as the placement agent on the transaction and Miller Johnson Steichen Kinnard assisted in the transaction. Related to our on-going operations and strategic alliances we note the following.

In February 1997, we signed an agreement with Pasteur Merieux Connaught (now called Aventis Pasteur), a leader in medical science and research and the world's largest vaccine manufacturer and marketer, for a strategic alliance for all human cancer applications of our anti-gastrin immunogen product including stomach, colorectal, liver and pancreatic cancer applications. Under the terms of the twenty-year license and co-promotion agreement, we are responsible for product development, clinical trials and regulatory approvals. Aventis Pasteur was granted an exclusive license to promote, market, distribute and sell the anti-gastrin immunogen product in the United States, Canada, Europe (including the Commonwealth of Independent States countries) and Mexico, subject to our right to co-promote the product either independently or in collaboration with Aventis Pasteur. In addition to the license and co-promotion agreement, we entered into agreements with Aventis Pasteur providing for the supply of the anti-gastrin immunogen product from us to Aventis Pasteur for distribution and sale by Aventis Pasteur pursuant to the license and co-promotion agreement, as well as the supply of Diphtheria Toxoid and/or Tetanus Toxoid from Aventis Pasteur to us for use in the anti-gastrin immunogen product (as well as other Aphton products). Aventis Pasteur will fund the costs associated with product introduction, promotion, advertising and marketing throughout the territory covered by the agreement. Under the terms of the agreement, in addition to upfront consideration aggregating $10 million, including $1 million cash and a supply commitment (of Diphtheria Toxoid and/or Tetanus Toxoid suitable for human use) of $9 million, we will receive the majority of the profits from sales of the anti-gastrin immunogen product. Diphtheria Toxoid and/or Tetanus Toxoid suitable for human use is not readily obtained on the open market in such large quantities as will be supplied to us as part of the upfront consideration. The $10 million upfront consideration has been classified as a license payment and has been deferred and will be recognized for financial statement (accounting) purposes as revenue within the twenty-year period of the agreement. The revenue recognition will begin once regulatory agency approval to market the product has been received and will be recognized ratably over the remaining period of the contract, which ends February 13, 2017. We do not speculate on the timing of regulatory approvals. Either party may terminate the agreement for, among other things, uncured material breach or certain events of bankruptcy or insolvency. Aventis Pasteur has the right to terminate the agreement, following completion of Phase III clinical trials in the event that it determines that for safety and efficacy reasons it does not wish to co-promote, market or sell the product. In the event that the agreement is terminated due to a material breach by Aventis Pasteur, all rights of Aventis Pasteur granted by the agreement will be terminated. However, Aventis Pasteur's obligations with regard to the $10 million upfront consideration, both the cash and our rights to the full $9 million in unconditional supply commitment, survive termination of the agreement. There is no provision under the agreement for the unconditional supply commitment to be satisfied by Aventis Pasteur with a cash payment. In the event that the agreement is terminated due to a material breach by us, we will, among other things, grant Aventis Pasteur a co-exclusive license, under our patents and know-how in North America and Europe and the product trademarks, to make and sell the anti-gastrin immunogen product in exchange for royalty payments to the other party at a royalty rate based on a percentage of net sales.

In June 1998, we signed a collaboration and license agreement with SmithKline Beecham, now called GlaxoSmithKline, granting it exclusive rights worldwide to our GnRH-related patents and proprietary technology. The twenty-year agreement covers the diagnosis, treatment and prevention of gonadotropin, gonadal steroid hormone and GnRH-related cancers and other diseases in humans. Human cancer indications for the anti-GnRH product include prostate, breast, ovarian and endometrial cancer, in each case, either alone or in combination with chemotherapy. Additional medical indications for the anti-GnRH product include endometriosis, polycystic ovaries, uterine fibroids, contraception, infertility and precocious puberty. The agreement uses a royalty mechanism based on net sales of the product, worldwide, to determine our revenues. Under terms of the agreement, we are collaborating with GlaxoSmithKline in a joint product development program, with GlaxoSmithKline responsible for worldwide marketing and distribution of approved products. Under the agreement as amended, we are responsible for the initial cost of product development prior to the acceptance of the anti-GnRH product by both parties. Our product development work is reviewed on an ongoing basis with GlaxoSmithKline and after the acceptance of the product by both parties for development, GlaxoSmithKline is responsible for the funding of the development costs of the accepted product, clinical trials and approvals for worldwide marketing and distribution up to an agreed amount. We believe that this product will be accepted in 2002, although there can be no assurance that we will achieve our goal. As part of the agreement, GlaxoSmithKline made an equity investment in 1998 of $5,000,000 for 237,867 shares of newly issued Aphton common stock. Either party may terminate the agreement for, among other things, uncured material breach or certain events of bankruptcy or insolvency. Under the agreement as amended, if the anti-GnRH product has not been formally accepted by both parties, either party may terminate the agreement in 2002. Once the product has been accepted for further development, GlaxoSmithKline may only terminate the agreement for safety, efficacy or economical reasons and Aphton may terminate for the reasons stated above. During the term of the agreement, GlaxoSmithKline will have full access to all matters encompassed within our patents and know-how relating to the anti-GnRH product. Upon termination or expiration of the agreement,
GlaxoSmithKline will cease to have the right to use or sell the anti-GnRH product, and all registrations and intellectual property rights in the anti-GnRH product will be fully transferred to us. Until the agreement is terminated or otherwise expires, any invention or discovery made jointly by GlaxoSmithKline and us during the development program will be jointly owned, and the product trademarks and any intellectual property developed by GlaxoSmithKline will be owned by them.

The  Schering-Plough  Animal Health agreement and the World Health  Organization
(WHO) agreement described below together account for less than 1% of our research and development efforts and expenditures.

In August 1997, we completed a strategic alliance with Schering-Plough Animal Health covering all animal health applications of our anti-gastrin immunogen. Schering-Plough, in terms of annual sales, is one of the largest animal healthcare companies in the world. Equine (horse) ulcers was selected as the first indication to be pursued under the alliance. Under the terms of the ten-year agreement, we have granted Schering-Plough an exclusive license in the U.S. to promote, distribute and sell the anti-gastrin immunogen product under our patents and know-how. Schering-Plough will work closely with our scientists and management to bring the anti-gastrin immunogen product to market. We are currently responsible for developing the costs of the product and for the manufacture and supply of the product. Schering-Plough is responsible for certain current and future capital costs and financial requirements, product development costs and clinical trial costs, and product introduction, promotion and marketing. The agreement provides that we will share equally all net profits with Schering-Plough, initially taking into account certain research and development costs of Schering-Plough in determining net profits. Either party may terminate the agreement for, among other things, uncured material breach or certain events of bankruptcy or insolvency. Upon prior notice to us, Schering-Plough may terminate the agreement for safety or efficacy reasons. Upon termination or expiration of the agreement, Schering-Plough will cease to have the right to use or sell the anti-gastrin immunogen product and all registrations and intellectual property rights in the anti-gastrin immunogen product will be fully transferred to us. Until the agreement is terminated or otherwise expires, any intellectual property developed jointly by Schering-Plough and us will be jointly owned, and the product trademarks and any intellectual property developed by Schering-Plough will be owned by them.

In January 1995, we announced a relationship with WHO and another research party, for the development and testing of an immunocontraceptive product (which prevents pregnancy), under which we received exclusive rights for the manufacture, distribution and supply of the immunocontraceptive product worldwide, for the term of the applicable patents on a patent-by-patent basis. In exchange for these rights, we make payments to support certain research by the research party. In the event that a safe and effective product is developed, we have undertaken to WHO to dedicate a portion of our production capacity for the product to produce and supply the product to public sector agencies in developing countries only, according to a cost-related pricing structure. Either party may terminate the agreement for uncured material breach by the other party. In the event that we have ceased and continue to cease to perform our obligations under the contract, WHO may terminate the agreement and we will grant WHO an exclusive, royalty-free license to our technology to develop, manufacture and supply immunocontraceptive products to public sector agencies in developing countries only, as well as a non-exclusive, royalty-bearing license to develop, manufacture and supply immunocontraceptive products in developed countries and to the private sector generally. Once the immunocontraceptive product has reached a certain development stage and subject to certain consequences, WHO may be released from its obligations under the agreement for lack of funds or after an assessment of safety and efficacy of the product and the Company will be released from its obligations.

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

Item 3.   Defaults Upon Senior Securities.  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.   Other Information.  Not applicable.

Item 6.   Exhibits and Report on Form 8-K.

          a.     Exhibit Numbers
                 27.1   Financial Data Schedule
          b. There were no reports on Form 8-K filed during the quarter ended September 30, 2001

                                    Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.




                                            Aphton Corporation

Date:  November 14, 2001            By:  /s/ Frederick W. Jacobs
                                         -----------------------
                                         Frederick W. Jacobs, Vice President,
                                         Treasurer and Chief Accounting Officer