Form 10-K/A
period 2001-01-31
APHTON CORP
filed 2001-12-19
CIK 840319

----------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

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

                       Documents Incorporated by Reference

         Document                                       Part of Form 10-K
         --------                                       -----------------
   Proxy Statement for the Annual                            Part III
   Meeting of Stockholders

                                     PART I

Item 1.  Business

                                   The Company

Aphton Corporation is a biopharmaceutical company in advanced stage clinical trials. We are developing products using our innovative vaccine-like technology for neutralizing, and removing from circulation, hormones that participate in gastrointestinal system and reproductive system cancer and non-cancer diseases. We also are developing products to neutralize hormones to prevent pregnancy. We have strategic alliances with Aventis Pasteur (NYSE: AVE), GlaxoSmithKline (NYSE: GSK), Schering Plough Animal Health (NYSE: SGP) and the World Health Organization (WHO).

Aphton is engaged in the research and development and clinical trials of its products, both independently and through various strategic alliances. We have financed our operations since inception through the sale of our equity securities and, to a lesser extent, using operating revenues from R&D limited partnerships to conduct research and development. These funds provided us with the resources to acquire staff, construct our research and development facilities, acquire capital equipment and finance technology and product development, manufacturing and clinical trials. Aphton Corporation, a Delaware corporation, was incorporated in 1981. The Common Stock of Aphton has been trading on Nasdaq's National Market System since June 2, 1994. Aphton had been traded in the Nasdaq Small-Cap Issues (formerly over-the-counter) market since April 1, 1991, the date of Aphton's initial public offering. The Company's Common Stock is traded under the symbol "APHT."

Aphton's primary development efforts are for products to treat gastrointestinal system cancers and reproductive system cancers. In 1997, the Company entered into a strategic alliance with Pasteur Merieux Connaught, now Aventis Pasteur for products that treat gastrointestinal cancers. In 1998, the Company entered into a strategic alliance with SmithKline Beecham, now GlaxoSmithKline for products that treat reproductive system cancers.

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

                               Results and Status

The status of our products under research and development is summarized in the following table.



   Product           Indication(s)             Product Description                  Status*          Strategic
   -------           ------------              -------------------                  -------          Alliances
                                                                                                     ---------


Anti-Gastrin 17 for   Advanced            The vaccine, containing a portion     Phase III clinical     Aventis
Gastrointestinal      pancreatic cancers  of the hormone gastrin 17 (G17),      trial:  G17DT          Pasteur
Cancers                                   and diphtheria toxoid (DT),           administered with
                                          chemically bound together to form     Gemcitabine, a
                                          G17DT, neutralizes both G17 and the   chemotherapy
                                          hormone Gly-G17 to treat
                                          advanced pancreatic cancer.





   Product           Indication(s)             Product Description                  Status*          Strategic
   -------           ------------              -------------------                  -------          Alliances
                                                                                                     ---------
Anti-Gastrin 17 for   Advanced stomach    The vaccine, containing a portion     Phase II clinical      Aventis
Gastric and           cancer and/or       of the hormone gastrin 17 (G17),      trial: G17DT           Pasteur
Gastro-Esophageal     esophagus cancers   and diphtheria toxoid (DT),           administered with
Cancers                                   chemically bound together to form     Cisplatin, a
                                          G17DT, neutralizes both G17 and the   chemotherapy
                                          hormone Gly-G17 to treat
                                          advanced stomach cancer and/or
                                          esophagus cancer.

Anti-Gastrin 17 for   Colorectal cancers  The vaccine, containing a portion     Phase II clinical      Aventis
Chemo-refractory                          of the hormone gastrin 17 (G17),      trial: G17DT           Pasteur
Colorectial Cancers                       and diphtheria toxoid (DT),           administered with
                                          chemically bound together to form     Irinotecan, a
                                          G17DT, neutralizes both G17 and the   chemotherapy
                                          hormone Gly-G17 to treat
                                          chemo-failed or chemo-resistant
                                          patients with colorectal cancer.

GnRH Pharmaccine      Reproductive        A vaccine that neutralizes the GnRH   Phase II clinical      GlaxoSmith
                      system cancers      hormone for hormone-failed or         trial: GnRH            Kline
                      (including          hormone-resistant patients with       pharmaccine
                      prostate cancer)    prostate cancer.                      administered with
                                                                                Taxotere, a
                                                                                chemotherapy

Anti-Gastrin 17       Gastro-intestinal   An anti-gastrin vaccine,              Phase II clinical      None
Encapsulation         ulcerations and     encapsulating G17DT, that             trial
(G17eDT) for          GERD                neutralizes G17 to treat
Gastro-Esophageal                         gastro-intestinal ulcerations and
Reflux Disease                            GERD.
(GERD)

Immuno-               Prevent pregnancy   A prophylactic (contraceptive)        Phase II clinical      World Health
Contraception         in women            vaccine that neutralizes a female     trial                  Organization
                                          hormone known as hCG.



*Clinical trials of a new drug are typically conducted in three sequential phases. Phase I studies typically test the product for safety tolerance. Phase II studies involve limited trials to determine the optimal dose and frequency of administration and an indication of efficacy for defined indications. When the product has been found safe and shows promise of efficacy, further trials are undertaken in Phase III to fully evaluate clinical efficacy and to further test for safety typically using a large number of patients at geographically diverse medical centers.

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

Overall   median   survival  of  the  33  evaluable   patients  was  8.6  months
post-initiation of therapy (and 10 months post-diagnosis), compared to 6.7 months post initiation of therapy for the first study. The median survivals of both Phase II studies compare favorably with published data showing a median survival of approximately 4.3 months for patients with advanced pancreatic cancer, who either receive no therapy or do not respond to additional therapies. Gemcitabine, the only approved drug in the US for pancreatic cancer, was reported in its trial adding approximately 5 to 6 weeks to the 4.3 months median survival for advanced pancreatic cancer patients.

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

These include:
     a) a Phase III clinical trial in the US for the treatment of metastatic pancreatic cancer, with a combination immuno-chemo therapy regimen of Aphton's anti-gastrin 17 immunogen and gemcitabine (Gemzar), versus gemcitabine. Gemcitabine, a chemotherapeutic, is the current standard of care for treatment of pancreatic cancer in the US;

     b) a second Phase III trial in the UK and on the continent of Europe, for the treatment of advanced pancreatic cancer. In this trial, Aphton's anti-gastrin 17 immunogen is being tested directly against gemcitabine, since gemcitabine has not been adopted as the standard of care in every country in Europe for the treatment of pancreatic cancer;

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

Anti-Gastrin Immunogen Alliance

In 1997 Aphton signed an agreement with Pasteur Merieux Connaught (now called Aventis Pasteur), for a strategic alliance for all human cancer applications of its anti-gastrin immunogen product, including stomach/esophageal, colorectal, and pancreatic cancers. Under the terms of the twenty-year agreement, Aphton is responsible for product development, clinical trials and regulatory agency approvals, and Aventis Pasteur is responsible for and will fund the promotion, advertising, marketing, distribution and sales of Aphton's anti-gastrin vaccine in North America, Mexico and Europe. In addition, Aphton and Aventis Pasteur have entered into agreements providing for the supply of certain components of the anti-gastrin immunogen (as well as other Aphton products) from Aventis Pasteur to Aphton. See our full discussion of the Aventis Pasteur agreements under Strategic Alliances in this Section.

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

Strategic Alliance
In June 1998, Aphton and GlaxoSmithKline signed a Collaboration and License agreement, granting GlaxoSmithKline exclusive rights worldwide to Aphton's GnRH-related patents and proprietary technology. The agreement covers the diagnosis, treatment and prevention of GnRH-related cancers and other diseases in humans. Human cancer indications for the anti-GnRH product are prostate, breast, ovarian and endometrial cancer. Additional medical indications for the anti-GnRH product are endometriosis, polycystic ovaries, uterine fibroids, contraception, infertility and precocious puberty. Under terms of the agreement, Aphton and GlaxoSmithKline are collaborating in a joint product development program, with GlaxoSmithKline responsible for clinical trials and regulatory approvals, and for worldwide marketing and distribution of approved products. The agreement uses a royalty mechanism based on product sales, in dollars, worldwide to determine Aphton's revenues. See our full discussion of the GlaxoSmithKline license agreement under Strategic Alliances in this Section.

GERD
Aphton is also in late-stage product development with its anti-Gastrin immunogen approach for the treatment of gastroesophageal reflux disease (GERD), also known as "severe heartburn." GERD affects more than 10% of the adult population. Prescription drugs to treat this problem have annual revenues of over $13 billion. Aphton believes it's therapy for GERD, which is not yet partnered with any drug company, will obviate major risks associated with current therapies while still providing their benefits. As a preliminary to conducting a Phase III trial for GERD, Aphton is conducting limited Phase II trials in Europe to optimize the product, given the different performance-profile desired for this major, non-cancer application.

Immunocontraceptive
Aphton's anti-hCG immunocontraceptive product, which prevents pregnancy, has been in a Phase II trial, funded by the World Health Organization (WHO). See our discussion of the WHO strategic alliance under Strategic Alliances in this Section.

Equine Anti-Gastrin Immunogen
A product development and analysis study is being conducted using Aphton's Equine (horse) anti-gastrin immunogen to reduce stomach acid and heal peptic ulcers in horses. In 1997, the Company entered into a strategic alliance with Schering-Plough Animal Health covering all animal health applications of our anti-gastrin immunogen. See our discussion of the Schering-Plough Animal Health agreement under Strategic Alliances in this Section.

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

                               Strategic Alliances

Aventis Pasteur
In February 1997, we signed an agreement with Pasteur Merieux Connaught (now called Aventis Pasteur), a leader in medical science and research and the world's largest vaccine manufacturer and marketer, for a strategic alliance for all human cancer applications of our anti-gastrin immunogen product including stomach, colorectal, liver and pancreatic cancer applications. Under the terms of the twenty-year license and co-promotion agreement, we are responsible for product development, clinical trials and regulatory approvals. Aventis Pasteur was granted an exclusive license to promote, market, distribute and sell the anti-gastrin immunogen product in the United States, Canada, Europe (including the Commonwealth of Independent States countries) and Mexico, subject to our right to co-promote the product either independently or in collaboration with Aventis Pasteur.

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

GlaxoSmithKline
In June 1998, we signed a collaboration and license agreement with SmithKline Beecham, now called GlaxoSmithKline, granting it exclusive rights worldwide to our GnRH-related patents and proprietary technology. The twenty-year agreement covers the diagnosis, treatment and prevention of gonadotropin, gonadal steroid hormone and GnRH-related cancers and other diseases in humans. Human cancer indications for the anti-GnRH product include prostate, breast, ovarian and endometrial cancer, in each case, either alone or in combination with chemotherapy. Additional medical indications for the anti-GnRH product include endometriosis, polycystic ovaries, uterine fibroids, contraception, infertility and precocious puberty. The agreement uses a royalty mechanism based on net sales of the product, worldwide, to determine our revenues. Under terms of the agreement, we are collaborating with GlaxoSmithKline in a joint product development program, with GlaxoSmithKline responsible for worldwide marketing and distribution of approved products. Under the agreement as amended, we are responsible for the initial cost of product development prior to the acceptance of the anti-GnRH product by both parties. Our product development work is reviewed on an ongoing basis with GlaxoSmithKline and after the acceptance of the product by both parties for development, GlaxoSmithKline is responsible for the funding of the development costs of the accepted product, clinical trials and approvals for worldwide marketing and distribution up to an agreed amount. We believe that this product will be accepted in 2002, although there can be no assurance that we will achieve our goal.

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

Schering-Plough Animal Health
In August 1997, we completed a strategic alliance with Schering-Plough Animal Health covering all animal health applications of our anti-gastrin immunogen. Schering-Plough, in terms of annual sales, is one of the largest animal healthcare companies in the world. Equine (horse) ulcers was selected as the first indication to be pursued under the alliance. Under the terms of the ten-year agreement, we have granted Schering-Plough an exclusive license in the US to promote, distribute and sell the anti-gastrin immunogen product under our patents and know-how. Schering-Plough will work closely with our scientists and management to bring the anti-gastrin immunogen product to market. We are currently responsible for developing the costs of the product and for the manufacture and supply of the product. Schering-Plough is responsible for certain current and future capital costs and financial requirements, product development costs and clinical trial costs, and product introduction, promotion and marketing.

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

World Health Organization
In January 1995, we announced a relationship with WHO and another research party, for the development and testing of an immunocontraceptive product (which prevents pregnancy), under which we received exclusive rights for the manufacture, distribution and supply of the immunocontraceptive product worldwide, for the term of the applicable patents on a patent-by-patent basis. In exchange for these rights, we make payments to support certain research by the research party.

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

                            Patents and Trade Secrets

Proprietary protection for Aphton's products is central to the Company's business. Aphton's policy is to protect its technology by, among other things, filing patent applications in worldwide markets of interest for products which it considers important and intends to market. In that regard, Aphton has filed patent applications and has continued to receive patents for its products, both domestic and foreign. As of December 14, 2001 we held 24 issued patents and approximately 5 licenses. Additional patent applications are in preparation or being filed or are pending in the US and in other countries. Aphton intends to continue filing additional patent applications relating to its products and, when appropriate, improvements in its technology and other specific products that it develops.

                                   Competition

The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. Our competitors include major pharmaceutical companies and specialized biotechnology firms supported by universities and research institutions. Our current competitive position with respect to each of our products is summarized in the following table.



      Product             Indication(s)                                 Competition
Anti-Gastrin 17 for       Advanced           The only FDA-approved drug currently available for pancreatic cancer
Gastrointestinal Cancers  pancreatic         is Gemcitabine manufactured by Eli Lily.  Our anti-Gastrin 17 product
                          cancers            is intended to be an additive or complementary therapy administered with Gemcitabine. We believe two other pharmaceutical companies,
                                             Pharmacia & Upjohn and AstraZeneca, are also developing pancreatic cancer therapy.

Anti-Gastrin 17 for       Advanced           There is currently no FDA-approved drug available for gastric cancer
Gastric and Gastro-       stomach cancer     or gastro-esophageal cancer. FDA-approved chemotherapies used to
Esophageal Cancers        and/or             treat cancer in other indications, as well as experimental cancer drugs
                          esophagus          in clinical trials, are currently being tried on patients with advanced
                          cancers            gastric cancer or gastro-esophageal cancer. Roche Laboratories and Bristol-Myers
                                             Squibb are among our competitors in this market.



      Product             Indication(s)                                 Competition

Anti-Gastrin 17 for       Colorectal         There is currently no FDA-approved drug available for this stage of disease. Imclone, a
Chemo-refractory          cancers            biotechnology company, is developing a monoclonal antibody therapy for chemo-refractory
Colorectal Cancers                           colorectal cancer. This potentially  competitive and/or complementary therapy employs a different mechanism of action on and within the cancer cell.


GnRH Pharmaccine          Reproductive       There is currently no FDA-approved  drug for advanced prostate cancer patients who have
                          system cancers     failed  the  GnRH  agonists,   Leuprolide  or  Goserelin. We  believe  several  other
                                             pharmaceutical  companies,  including  Pharmacia Upjohn, Immunex and AstraZeneca,  are conducting clinical trials for this class of patients.

Anti-Gastrin 17           Gastro-intestinal  Unlike G17eDT, none of the products currently available treat hyper-gastrinemia, which
Encapsulation (G17eDT)    ulcerations and    results from standard of care therapy using Proton Pump Inhibitors (PPIs).
for Gastro-Esophageal     GERD
Reflux Disease (GERD)

Immuno-                   Prevent            The use of a contraceptive vaccine eliminates patient compliance problems that are
Contraception             pregnancy in       inherent with oral medications and intrusive devices made by our competitors in the
                          humans             current birth control market.


Our competitive position depends on the safety and efficacy of products, the timing of regulatory approval and commercial introduction, and the effectiveness of marketing and sales efforts. Our success also depends on our ability to form strategic alliance relationships with other companies with greater marketing resources than ours, attract and retain qualified personnel, and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

Some of our competitors have far greater financial resources, larger research staffs and more extensive physical facilities. These competitors may develop products that are more effective than ours and may be more successful than us at producing and marketing their products. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours.

                                   Regulation

Government regulation in the US and other countries is a significant factor in the development and marketing of all of the Company's products and in the Company's ongoing research and development activities. Clinical trials, manufacture and marketing of the Company's products are expected to undergo extensive testing and approval processes by the Food and Drug Administration
(FDA) and equivalent foreign regulatory authorities, including the Medicines Control Agency (MCA) in the United Kingdom.

Aphton conducts human clinical trials with the objective of obtaining regulatory approvals in the key markets, worldwide. The regulatory requirements and status of each of our products are summarized in the following table.


      Product              Trial Stage        Regulatory Requirements              Regulatory Status
      -------              -----------        -----------------------              -----------------
Anti-Gastrin 17 for        Clinical Trial -   FDA, MCA and other          Amended Investigational New Drug
Gastrointestinal Cancers   Phase III          countries' approvals.       application (IND) filed with FDA and
                                                                          European countries; received permission
                                                                          to proceed with clinical trials
                                                                          in the US and in Europe.



    Product                Trial Stage        Regulatory Requirements                Regulatory Status
    -------                -----------        -----------------------                -----------------
Anti-Gastrin 17 for        Clinical Trial -   FDA, MCA and other          Investigational New Drug application
Gastric and                Phase II           countries' approvals.       (IND) filed with FDA and European
Gastro-Esophageal                                                         countries; received permission to
Cancers                                                                   proceed with clinical trials in the US
                                                                          and in Europe.

Anti-Gastrin 17 for        Clinical Trial -   FDA, MCA and other          Amended Investigational New Drug
Chemo-refractory           Phase II           countries' approvals.       application (IND) filed with FDA;
Colorectal Cancers                                                        received permission from FDA to proceed
                                                                          with clinical trials in the US.

GnRH Pharmaccine           Clinical Trial -   FDA, MCA and other          Investigational New Drug application
                           Phase II           countries' approvals.       (IND) filed with FDA; received
                                                                          permission to proceed with clinical
                                                                          trials in the US and Europe.

Anti-Gastrin 17            Clinical Trial -   FDA, MCA and other          Amended Investigational New Drug
Encapsulation (G17eDT)     Phase II           countries' approvals.       application (IND) filed in Europe;
for Gastro-esophageal                                                     received permission to proceed with
Reflux Disease (GERD)                                                     clinical trial.

Immuno-Contraception       Clinical Trial -   FDA, MCA and other          Investigational New Drug application
                           Phase II           countries' approvals.       (IND) filed in Europe; received
                                                                          permission to proceed with clinical
                                                                          trial.


                        Directors and Executive Officers

The directors and executive officers of the Company are set forth below:

Name:                                Position(s):
Philip C. Gevas                      Chairman of the Board of Directors, President and Chief Executive Officer
William A. Hasler                    Vice Chairman of the Board, Director and Co-Chief Executive Officer
Robert S. Basso                      Chairman of Compensation and Audit Committees and Director
Georges Hibon                        Director
Nicholas John Stathis, Esq.          Director

Philip C. Gevas - 67, Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Gevas has served as Director, President and Chief
Executive Officer since co-founding Aphton in 1981. Mr. Gevas conceived and directed the development of Aphton's inventions which have resulted in numerous patents for Aphton for the treatment of colorectal, pancreatic, liver, esophageal and stomach cancers, and GERD. After serving as an officer in the United States Air Force, Mr. Gevas had experience in the defense industry in management, science and engineering. Mr. Gevas has the degrees of M.E., and M.S. Mathematics (Stevens Institute of Technology) and M.S.E.E. (Ohio State University).

William A. Hasler - 59, Vice Chairman of the Board, Director and Co-Chief Executive Officer. Mr. Hasler has served as Director of the Company since 1991. Mr. Hasler's expertise and experience in management are focused both on strategy and on the execution of plans and programs. Prior to his appointment as Aphton's Co-Chief Executive Officer in July 1998, Mr. Hasler was Dean of both the Graduate School and Undergraduate School of Business at the University of California, Berkeley for more than five years. Earlier, Mr. Hasler was Vice Chairman of KPMG Peat Marwick, responsible for management consulting worldwide. He is currently also a director of

Solectron   Corporation,   Walker  Interactive   Systems,   Tenera,  Inc.,  TCSI
Corporation and is Public Governor of the Pacific Exchange.

Robert S. Basso - 56, Director. For more than five years Mr. Basso has been President of Correspondent Services Corporation (CSC). Previously, Mr. Basso was President of Broadcort Capital Corporation and Managing Director of Merrill Lynch, Pierce, Fenner & Smith.

Georges Hibon - 63, Director. For the past ten years, Mr. Hibon has served as Chairman and Chief Executive Officer of Pasteur Merieux Connaught, NA and a member of its Board of Directors. Previously, Mr. Hibon was President of Merck France. The French Government awarded Mr. Hibon the honor of "Chevalier de la Legion d'Honor," created in 1802 by Napoleon Bonaparte to recognize outstanding military and civilian accomplishments.

Nicholas John Stathis, Esq. - 77, Director. Mr. Stathis was a partner at White & Case LLP. Prior to that, Mr. Stathis was a partner at Botein, Hays & Sklar; Watson, Leavenworth, Kelton & Taggart; and Hopgood, Calimafde, Kalil, Blaustein & Judlowe. Mr. Stathis practiced in all phases of patent, trademark, copyright and unfair competition law.

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

                  Executive and Principal Scientific Officers

In addition to the Company's executive officers Philip C. Gevas and William A. Hasler, Aphton's principal scientific officers are:

Dov Michaeli, M.D. (University of California, San Francisco), Ph.D. (University of California, Berkeley) - 65, Senior Vice President, Director of Medical Science and Chief Medical Officer for more than five years. Dr. Michaeli is a senior member of Aphton's management team with extensive experience in clinical medicine and scientific research. Previously, Dr. Michaeli was a professor at the University of California, San Francisco (Departments of Biochemistry and Surgery). Dr. Michaeli has numerous patents and over fifty published articles and book chapters.

Paul Broome, MB., Ch.B., MFPM (University of Sheffield Medical School, UK) - 51, Vice President and Medical Director for Clinical Trials and Regulatory Affairs, Europe - Asia. Dr Broome has been with the Company for more than five years. His years of clinical experience includes the responsibility at Glaxo for clinical trials which provided data for US (FDA) and UK (MCA) registration of the indication for ranitidine (Zantac) as maintenance therapy, which became the world's largest-selling drug. Later, Dr. Broome was Medical Director of a leading company in the UK which provides services ranging from consulting and R&D through clinical trials, regulatory affairs and the registration of drugs for marketing approval from government regulatory agencies.

William D. Perkins, Ph.D. - 63, Vice President, Director for Clinical Trials and Regulatory Affairs, North America. Prior to joining Aphton Corporation in 2000, Dr. Perkins had years of experience in the medical field. He has been actively involved in oncology/immunology clinical trials, including directing all phases of clinical trial development, from Phase I through post-marketing approval (Phase IV). Dr. Perkins has been a major contributor to the formulation and writing of both investigational new drug (IND) applications and of new drug application (NDA) submissions to the FDA. Previous senior professional responsibilities in clinical trials and medical affairs include affiliations with ILEX Oncology (NASDAQ: ILXO), Elan Corporation PLC (NYSE: ELN) and Novartis (NYSE: NVS).

Richard Ascione, Ph.D. (Princeton University) - 64, Vice President, Director of the Laboratory of Molecular Medicine. Dr. Ascione has been with the Company for more than five years. Dr. Ascione directs R&D in the area of Molecular Biology and works closely with Aphton's Laboratory of Immunobiology in research and product development. Previously, Dr. Ascione was a professor in the Department of Experimental Oncology and Associate Director of the Center for Molecular and Structural Biology at the Hollings Cancer Center and the Medical University of South Carolina, respectively, in Charleston, South Carolina. Earlier, Dr. Ascione was with the National Cancer Institute (NCI) of the National Institutes of Health (NIH), where he served as Deputy Chief of NCI's Laboratory of Molecular Oncology. Dr. Ascione has published over sixty-five peer-reviewed papers, several book chapters and articles related to the molecular biology and gene regulation of cancer, human retroviruses and HIV/AIDS.

Theo de Roij, Ph.D., D.V.M. - 51, Vice President, Business and Product Development. Prior to joining the Company in 1998, Dr. de Roij served for more than one year as Director of Business Development at GlaxoSmithKline Biologicals S.A., responsible for its worldwide business development activities. Previously, Dr. de Roij was employed by the Animal Health Division of Solvay, S.A., where he held several senior positions, including responsibility for worldwide business development and strategic planning.

Peter Blackburn, Ph.D. - 51, Vice President, Program Development and Manufacturing. Dr. Blackburn has been with the Company since 1997. Previously, Dr. Blackburn was Executive Vice President and Chief Operating Officer of Applied Microbiology, Inc. Earlier, he was involved in academic research in protein chemistry at Rockefeller University, New York, working in the laboratory of two recipients of the Nobel Prize for Chemistry. Dr. Blackburn has published numerous papers in peer-reviewed journals and is the inventor on numerous US and foreign patents.

                      Administrative and Scientific Staff

Frederick W. Jacobs - Vice President, Treasurer, Chief Accounting Officer and Principal Financial Officer. Previously, Mr. Jacobs, a CPA, was Chief Financial Officer of a Health Maintenance Organization and before that served on the staff of PricewaterhouseCoopers (then Coopers & Lybrand), providing audit and tax services.

Donald   Henderson  -  Vice  President  and  Managing   Director,   Finance  and
Administration, Europe. Previously, Mr. Henderson, a chartered accountant, held financial management positions at a number of pharmaceutical companies.

Jeannette L. Whitmore - Vice President, Director, Investor and Media Relations, Corporate Communications. Previously, Ms. Whitmore held positions in business administration in the medical and healthcare fields.

Douglas A. Eayrs, CFA - Vice President, Finance. Prior to joining Aphton, Mr. Eayrs was a research analyst at J. G. Kinnard & Company, an NASD member firm, where he was named an "All-Star Analyst" by the Wall Street Journal.

Stephen L. Karr, Jr., Ph.D., University of California, Davis, Dr. Karr joined the Company soon after its founding in 1981 and serves as Vice President and General Manager of the Laboratory of Immunobiology. He is responsible for the Laboratory's daily operations, including program planning, budgeting and control. As Project Manager, Dr. Karr is responsible for the experimental design and implementation of special projects. Dr. Karr, who is also an immunoparasitologist, is an inventor of numerous Aphton patents. Dr. Karr has sixteen publications and had presented twenty papers prior to joining the Company.

Stephen Grimes, Ph.D., University of California - Vice President of the Laboratory of Immunology. Dr. Grimes joined the Company immediately after its founding and is responsible for research and development in immunology and for the experimental design and implementation of immunology-based projects. He also serves as the principal scientific deputy for Aphton's clinical trials. Dr. Grimes is a co-inventor of numerous issued patents of the Company and additional patents in preparation and pending. Dr. Grimes joined the Company upon finishing his doctoral dissertation at the University of California, Davis.

The Company has approximately 50 employees, of which 40 work primarily in Research and Development.

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

                           Glossary of Selected Terms

Adenocarcinoma:     cancer that originates in glandular epithelial cells that
                    line certain internal organs.

Adjuvant Treatment: an ancillary treatment that is given to patients in addition to a primary treatment to enhance the effectiveness of the primary treatment. For example, in colon cancer, chemotherapy often is given as an adjuvant treatment following surgery to remove the primary cancer from the colon.

Antibody:           a protein produced by certain white blood cells as part of an immune response. These proteins, called antibodies, bind in a specific manner to a separate molecule and neutralize or inhibit its biological activity.

Antigen: any substance that can induce antibodies (B-cells) or activate T-cells, which bind to it.

Cancer  Vaccine:    technically a misnomer: a large weakly-antigenic molecule
                    derived from the surface of cancer cells, which when combined with a foreign molecule (e.g., virus) induces a stronger immune response against it and, then, where located on the surface of the cancer cells.

Control Group:      the patient group (or arm) of a clinical trial that receives the placebo or a standard treatment for a disease, against which the experimental drug is compared.

Gastrin: a hormone produced in the stomach that regulates stomach acid secretion and stimulates the proliferation of gastrointestinal cells and adenocarcinomas of the gastrointestinal tract. It occurs in the body in several forms, including gastrin 17 (a 17 amino acid peptide) and gastrin 34 (a 34 amino acid peptide).

Gonadotropin
Releasing
Hormone(GnRH):      a hormone secreted in the hypothalmus that stimulates the
                    release of other reproductive hormones (including ultimately, testosterone, estrogen and progesterone).

Hapten: a small molecule (peptide), not antigenic by itself, that can be bound to by antibodies. It can be made antigenic and elicit such antibodies when joined to a foreign molecule (carrier).

Hormone: a chemical substance produced by an organ or cells of an organ in one part of the body, and carried in the blood to another organ or part of the body; and which has a specific regulatory effect on the activity of the body including growth, metabolism and reproduction.

human Chorionic
Gonadotropin (hCG): a female hormone secreted by a fertilized egg necessary to start pregnancy.

Immune System:      the complex group of organs and cells which has the ability to fight infection and disease.

Immunogen:          any molecule capable of inducing the immune system to
                    produce an antibody response against it.

Metastasis:         a process by which cancer cells spread from the primary
                    tumor to distant sites such as the lung, liver, bone, or brain. A cancer that has spread is said to be metastatic, and the distant tumors are called metastases.

Peptide: a molecule composed of amino acids that are linked to each other in a sequence.

Placebo: an inert non-drug substance that is given to the control group for comparison to a new experimental drug, usually in a randomized clinical trial.

Randomized Clinical
Trial: a clinical trial with at least two arms, in which the decision as to which arm a new patient is assigned is, by design, made by chance.

Standard Treatment: a currently accepted treatment for a given disease. The drug treatment often given to one group (or arm) of patients in a clinical trial. The standard treatment can serve as the control arm, in place of a placebo, for comparison to a new experimental drug treatment.

Treatment Group:    the patient group, or arm, of a clinical trial that receives the new experimental drug treatment.

Vaccine: an immunogen consisting of an attenuated or killed microorganism, administered to induce the immune system to produce antibodies to fight an infectious disease.

Vaccine-Like:       an immunogen consisting of a synthetic hapten (peptide)
                    joined together with a foreign molecule, administered to induce the immune system to produce antibodies against the peptide.

Item 2.  Properties

The Company does not own any real property. The Company presently leases research and development facilities in Yolo County, California and in Leicestershire County, United Kingdom. The Company leases its corporate headquarters in Miami, Florida. The Company believes that these facilities are suitable for its operations for the foreseeable future. These leases expire at various dates through fiscal 2003. The minimum rental commitments for the fiscal years 2002 and 2003, respectively, are, $80,000 and $22,000 and none thereafter. The leases provide various options to renew, but the Company may or may not choose to renew any of the leases. The Company may or may not relocate one or more of the Company facilities based on strategic planning.

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

                                                                                 Nine Months
                                           Year Ended January 31,              Ended January 31,       Year Ended April 30,
                                                                    (In thousands except for per share data)

Statement of Operations
 Data:                              2001             2000             1999             1998            1997            1996
                                    ----             ----             ----             ----            ----            ----
Research & Development
  Expenditures                      $15,302          $10,821          $9,454           $4,963          $5,206          $4,501
Net Loss                            (16,397)         (11,193)         (9,757)          (6,605)         (5,629)         (4,711)
Net Loss per Share                  $ (1.02)         $ (0.76)        $ (0.68)          $(0.48)         $(0.44)        $ (0.37)
Weighted Average Shares
  Outstanding                        16,100           14,731          14,431           13,733          12,913          12,723

                                                          January 31,                                        April 30,
                                     2001             2000             1999            1998            1997              1996
                                     ----             ----             ----            ----            ----              ----
Balance Sheet Data:
Cash and Current
  Investments                       $18,664          $19,179         $10,555          $14,226          $8,846          $8,169
Total Assets                         27,364           28,192          19,891           23,580          18,362           8,354
Total Liabilities                    16,208           16,132          13,339           12,273          15,851           1,313
Accumulated Deficit                 (69,351)         (52,954)        (41,760)         (32,004)        (25,399)         19,770)
Total Stockholders' Equity           11,157           12,060           6,552           11,307           2,511           7,041


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Years Ended January 31, 2001, 2000 and 1999

During the year ended January 31, 2001, the Company reported a net loss of $16,397,139. During this period the Company had no contract revenues. The investment earnings on cash and current investments for the year was $1,554,611. This significant increase was due to higher average cash balances. Total research and development expenditures increased $4,480,822. Research and development cash expenditures were approximately $5,468,000 greater in the year ended January 31, 2001 than in the year ended January 31, 2000. This increase was a result of the increased clinical trials costs associated with the development of the Company's products. These costs included the costs of establishing centers where patients could be treated and monitored. Research and development expenses were reduced by approximately $1,000,000. This reduction corresponds with an adjustment of the same amount for unrealized loss on investment securities. The Company allows certain employees to defer a portion of compensation, and the Company transfers this amount into an investment account that the employee then directs the investment of the funds. The related investment securities are held by the Company, and are subject to the general creditors of the Company. These employees direct the investment of the funds, and the changes in value in these investments are recognized as unrealized gains and losses in the statement of operations with a corresponding increase or decrease to the carrying value of the investment account. The same amount is used to adjust research and development expense and the corresponding liability for employees' wages and benefits payable. Unrealized holding losses on trading securities and the corresponding decrease in research and development expense totaled approximately $1.0 million in 2001. Unrealized holding gains on trading securities and the corresponding increase in research and development expense totaled approximately $1.0 million in 2000 and approximately $.4 million in 1999.

The Company does not accumulate cost information by major development product. Many costs are applicable to more than one product. We receive reimbursements from our strategic partners for some of our research and development expenses and these expenses are not included in our costs. We estimate that 93% of our research and development costs are spent on gastrointestinal and reproductive system cancers. There are no payment or penalty milestones associated with any of the projects, all of which are in Phase II or III clinical trials. The Company does not speculate on the timing of approvals by regulatory authorities.

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

During fiscal 2001, the Company received net proceeds of $15.2 million from the closing of a private financing with several international biotechnology/healthcare funds. The Company issued 491,509 shares of common stock and there were no warrants or options included with this private placement. The Company has not performed any research for third parties and has no sources of income from operations. Cash flows from investing activities are not anticipated to be significant. The Company has no short or long term debt or lines of credit established. The Company anticipates that the sale of its equity securities will continue to finance operations for the foreseeable future.

During fiscal 2000, in a private placement the Company sold 800,000 shares of common stock for $11,200,000 net of expenses. The Company also issued 359,000 shares through the exercise of outstanding purchase warrants, resulting in net proceeds of $5,502,250. During fiscal 1999, SmithKline Beecham made an equity investment of $5,000,000 for 237,867 shares of newly issued Aphton common stock.

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

Item 7a. Qualitative and Quantitative Disclosures About Market Risk. Aphton'smarket risks are all immaterial. Investment securities consist principally of debt securities issued by the US Treasury and other US Government agencies and corporations and investment in other securities, including mutual funds.

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

(b)     Exhibits

        Exhibit Number                      Description

            3.1 Certificate of Incorporation (Incorporated by reference to Exhibit B of the Registrant's Definitive Proxy Statement filed October 8, 1997)

            3.3 By-Laws (Incorporated by reference to Exhibit C of the Registrant's Definitive Proxy Statement filed October 8,
                        1997)

           10.1A* Collaboration and License Agreement by and between Aphton Corporation and SmithKline Beecham PLC (now GlaxoSmithKline) dated as of June 12, 1998.

           10.1B* Amendment No. 1 dated May 10, 2000 to the Collaboration and License Agreement by and between Aphton Corporation and SmithKline Beecham PLC dated as of June 12, 1998.

           10.1C* Amendment No. 2 dated July 2, 2001 to the Collaboration and License Agreement by and between Aphton Corporation and SmithKline Beecham PLC dated as of June 12, 1998, as amended through Amendment No. 1dated May 10, 2000.

           10.2A* Co-Promotion Agreement and License by and between Aphton Corporation and Connaught Laboratories Limited dated as of February 14, 1997.

           10.2B*       Aphton   Supply   Agreement   by  and   between   Aphton
                        Corporation and Connaught Laboratories Limited (a Pasteur Merieux Connaught company, now Aventis Pasteur) dated as of August 1, 1998.

           10.2C* PMC Supply Agreement by and between Aphton Corporation and Connaught Laboratories Limited dated as of August 1, 1998.

           10.2D* Letter Agreement by and between Aphton Corporation and Connaught Laboratories Limited dated as of August 25, 1998.

           23.1         Written Consent of Ernst & Young LLP.

           23.2         Written Consent of PricewaterhouseCoopers LLP.

(c)     Reports on Form 8-K

        During the three-month period ending January 31, 2001, the Company did not file any reports on Form 8-K.


* Confidential treatment requested for portions of these agreements.

Dated:  December 19, 2001         APHTON CORPORATION




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

      Signatures                         Title                    Date

       /s/ Philip C. Gevas
    --------------------------   Chairman of the Board,     December 19, 2001
       PHILIP C. GEVAS           Chief Executive Officer
                                      and President



      /s/ William A. Hasler
  ----------------------------   Vice Chairman of the       December 19, 2001
      WILLIAM A. HASLER          Board, Director and
                                 Co-Chief Executive
                                       Officer


     /s/ Robert S. Basso
 -----------------------------          Director            December 19, 2001
     ROBERT S. BASSO



   /s/ Nicholas John Stathis
 -----------------------------         Director            December 19, 2001
     NICHOLAS JOHN STATHIS



  /s/ Frederick W. Jacobs
------------------------------   Vice President,           December 19, 2001
   FREDERICK W. JACOBS           Treasurer, Chief
                                 Accounting Officer
                                  and Principal
                                 Financial Officer

                          INDEX TO FINANCIAL STATEMENTS
                              FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
Reports of Independent Certified Public Accountants                                                    25

Balance Sheets - January 31, 2001 and 2000                                                             26

Statements of Operations - for the years ended January 31, 2001, 2000 and 1999                         27

Statements of Stockholders' Equity - for the years ended January 31, 2001, 2000 and 1999               27

Statements of Cash Flows - for the years ended January 31, 2001, 2000 and 1999                         28

Notes to the Financial Statements                                                                      29



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

                                        /s/ Ernst & Young LLP

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

                                        /s/ PricewaterhouseCoopers LLP

Honolulu, Hawaii
April 24, 2000

                               APHTON CORPORATION

                   Balance Sheets - January 31, 2001 and 2000


          Assets                                   2001              2000


Current Assets:
Cash and current investments:
   Cash and short-term cash investments          $3,508,577        $9,920,263
   Investment securities-trading                  1,653,180         2,380,880
   Investment securities-held-to-maturity        13,502,695         6,878,097
                                                ------------    -------------
     Total cash and current investments          18,664,452        19,179,240
Other assets (including current portion
  of unconditional supply commitment)               733,323           688,013
                                                ------------    -------------
     Total current assets                        19,397,775        19,867,253
Equipment and improvements, at cost,
  net of accumulated depreciation
  and amortization                                  166,437           173,350
Unconditional supply commitment                   7,800,000         8,151,650
                                               ------------     -------------
     Total assets                               $27,364,212       $28,192,253
                                               ============       ===========

   Liabilities and Stockholders' Equity

Liabilities:
Current liabilities:
  Accounts payable and other                    $ 6,207,569        $6,131,771
                                                  -----------      -----------
    Total current liabilities                     6,207,569         6,131,771
  Deferred revenue                               10,000,000        10,000,000
                                                -----------       -----------
    Total liabilities                            16,207,569        16,131,771
                                                 ----------        ----------
Commitments

Stockholders' Equity:
   Common stock, $0.001 par value -
   Authorized:  30,000,000 shares
   Issued and outstanding:  16,199,493
      shares at January 31, 2001 and
      15,592,984 shares at January 31, 2000          16,199            15,593
   Additional paid in capital                    80,292,478        64,799,784
   Purchase warrants                                198,900           198,900
   Accumulated deficit                          (69,350,934)      (52,953,795)
                                              --------------    --------------
     Total stockholders' equity                  11,156,643        12,060,482
                                               ------------      ------------
     Total liabilities and stockholders'
       equity                                   $27,364,212       $28,192,253
                                                ===========       ===========


    The accompanying notes are an integral part of the financial statements.

                               APHTON CORPORATION
                            Statements of Operations
               for the years ended January 31, 2001, 2000 and 1999

                                                      2001              2000            1999

Revenue:                                            $       -       $       -        $      -
                                                     ---------       ----------       --------


 Costs and Expenses:
   General and administrative                        1,661,910         1,775,652     1,241,323
   Research and development                         15,302,183        10,821,361     9,453,826
                                                  -------------     -------------  ------------
       Total costs and expenses                     16,964,093        12,597,013    10,695,149
                                                  -------------     -------------  ------------
       Loss from operations                         16,964,093        12,597,013    10,695,149
                                                  -------------     -------------  ------------
Other Income (expense):
   Dividend and interest income                      1,554,611           444,980       547,283
   Unrealized (losses) gains from investments         (987,657)          958,737       391,051
                                                  -------------     -------------   -----------
   Net loss                                       $(16,397,139)     $(11,193,296)  $(9,756,815)
                                                  =============     =============  ============
Per share data
   Basic and diluted loss per common share              $(1.02)           $(0.76)       $(0.68)
                                                       ========          ========       ========
   Weighted average number of
      common shares outstanding                     16,100,108        14,731,301    14,431,417
                                                    ==========        ==========    ==========

    The accompanying notes are an integral part of the financial statements.



                               APHTON CORPORATION
                       Statements of Stockholders' Equity
               for the years ended January 31, 2001, 2000 and 1999

                                                                Additional
                                Common           Stock            Paid in        Purchase     Accumulated
                                Shares           Amount           Capital        Warrants       Deficit           Total
Balance, February 1, 1998       14,191,217      $14,191          $42,955,207     $341,404    $(32,003,684)     $11,307,118
  Exercise of purchase
    warrants                         4,900            5                5,720       (4,500)             -             1,225
  Sale of stock, net               237,867          238            4,999,762            _              _         5,000,000
  Net loss                               _            _                    -            _      (9,756,815)      (9,756,815)
                                ----------     --------          -----------    ---------    -------------      -----------
Balance, January 31, 1999       14,433,984       14,434           47,960,689      336,904     (41,760,499)       6,551,528
                                ----------     --------          -----------    ----------   -------------      -----------
  Exercise of purchase
    warrants                       359,000          359             5,639,895    (138,004)              _        5,502,250
  Sale of stock, net               800,000          800            11,199,200           _               _       11,200,000
  Net loss                               _            _                     _           _      (11,193,296)    (11,193,296)
                                ----------     --------          ------------      -------    -------------    ------------
Balance, January 31, 2000       15,592,984       15,593            64,799,784     198,900      (52,953,795)     12,060,482
                                ----------     ---------          -----------      -------    -------------     ------------
  Exercise of purchase
    warrants                       115,000          115               246,385            _               _          246,500
  Sale of stock, net               491,509          491            15,246,309            _                       15,246,800
  Net loss                               _            _                     _            _      (16,397,139)    (16,397,139)
                                ----------     ---------          -----------    ----------  ---------------    ------------
Balance, January 31, 2001       16,199,493       16,199           $80,292,478    $198,900      $(69,350,934)    $11,156,643
                                ==========     =========          ===========    ==========   ==============    ===========

                              The accompanying notes are an integral part of the financial statements.




                                                         APHTON CORPORATION
                                                      Statements of Cash Flows
                                        for the years ended January 31, 2001, 2000 and 1999

                                      Increase (decrease) in cash and short-term cash investments
                                                       2001             2000            1999

Cash flows from operating activities:
  Cash paid to suppliers and employees           $(15,467,013)       $(9,446,861)   $(9,119,463)
  Purchase of trading securities                     (259,957)        (2,201,968)    (1,207,786)
  Proceeds (losses) from trading securities          (987,657)         1,987,611             --
  Interest and dividends received                   1,554,611            444,980        547,283
                                                  --------------    ------------    ------------
Net cash used in operating activities             (15,160,016)        (9,216,238)    (9,779,966)
                                                  --------------    ------------    ------------
Cash flows from investing activities:
  Purchase of held to maturity securities         (59,471,854)       (10,438,097)            --
  Proceeds from maturity of held to
  maturity securities                              52,788,000         3,560,000              --
Capital expenditures                                  (61,116)          (34,986)        (99,925)
                                                 ---------------- --------------  --------------
    Net cash used in investing activities          (6,744,970)       (6,913,083)        (99,925)
                                                 --------------    -------------  --------------
Cash flows from financing activities:
  Sales of stock                                   15,493,300        16,702,250       5,001,225
                                                  ------------      -----------      -----------
Cash received from financing activities            15,493,300        16,702,250       5,001,225
                                                  ------------      -----------      -----------
   Net increase (decrease) in cash and
   short-term cash investments                     (6,411,686)          572,929      (4,878,666)
Cash and short-term cash investments:
   Beginning of period                              9,920,263         9,347,334      14,226,000
                                                   ------------     ------------     -----------
   End of period                                   $3,508,577        $9,920,263      $9,347,334
                                                   ============     ===========      ===========

       Reconciliation of net loss to net cash
            used in operating activities
Net loss                                           $(16,397,139)   $(11,193,296)    $(9,756,815)
Adjustments to reconcile net loss to net cash used
in operating activities:
  Depreciation and amortization                          68,029          77,236          82,062
  Net (increase) decrease in investment
    securities-trading                                  379,581        (214,357)             --
  Unrealized (gains) losses from investments            987,657        (958,737)       (391,051)
  Increase (decrease) in accrued employee
    benefits                                           (987,657)        958,737         391,051
      Changes in -
      Other assets                                       45,311          75,148        (138,357)
      Unconditional supply commitment                   820,000         205,000         175,000
      Accounts payable and other                        (75,798)      1,834,031        (141,856)
                                                   -------------    -----------     ------------
  Net cash used in operating activities:           $(15,160,016)    $(9,216,238)    $(9,779,966)
                                                   =============    ============    ============


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

2.  Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, however management believes such differences are unlikely to be significant.

Research and Development Expenses
     Research and development costs are expensed as incurred. These costs include internal research and development costs, the salaries of dedicated personnel, the allocated salaries of personnel who also perform general and administrative tasks, the costs of the dedicated research and development facilities and the costs of contracted researchers. There is no allocation of administrative expense or corporate costs to research and development costs.

General and Administrative Expenses
     Amounts shown represent expenses not clearly related to research and development expense. A significant portion of these expenses are related to intellectual property/patent legal costs and salaries, which are typically excluded from research and development according to Statement of Accounting Standards No. 2 "Accounting for Research and Development Costs."

Equipment and Improvements
     Equipment and furniture are depreciated using accelerated methods over the estimated economic lives (5-7 years) of the assets. Improvements are amortized over the term of the lease using the straight-line method. Betterments that substantially extend the useful life of equipment and furniture are capitalized and depreciated over the period of expected benefit.

Income Taxes
     The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires an asset and liability approach in accounting for income taxes. Under this method, the amount of deferred tax asset or liability is calculated by applying the provisions of enacted tax laws to the differences in the bases of assets and liabilities for financial and income tax purposes. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Per Share Data
     The Company complies with SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. The Company's basic loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding. The Company's potential common shares are anti-dilutive, and accordingly, basic and diluted loss per share are the same. Such potential common shares consist of purchase warrants (See Note
     7) and could potentially dilute basic earnings per share in the future.

Cash Equivalents
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments, including short-term cash investments, purchased with an original maturity of three months or less to be cash equivalents.

Investment Securities
     Investment  securities consist principally of debt securities issued by the
     US  Treasury  and  other  US  Government   agencies  and  corporations  and
     investment in other securities, including mutual funds.

     Investment securities are classified into three categories and accounted for as follows: (1) Held-to-maturity securities are debt securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. (2) Trading securities are securities which are bought and held principally for the purpose of selling them in the near term. These securities are reported at fair value, with unrealized gains and losses included in current earnings. (3) Available-for-sale securities are debt and equity securities not classified as either held-to-maturity or trading securities. The Company does not have available-for-sale securities. Gains and losses realized on the sales of investment securities are determined using the specific identification method.

Concentrations of Credit Risk
     The Company's short-term cash investments are held in several financial institutions and consist principally of insured money market accounts and cash management accounts that are collateralized by or invested in US Government and US Government agency securities.

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

Impairment of the Unconditional Supply Commitment
     As discussed in Note 3, the Company has the unconditional right to receive supplies originally aggregating $9 million from Aventis Pasteur. The Company's policy is to review the current market prices of available supplies, if any, to assure that they remain above the stated Aventis Pasteur contract price of the materials and that the right to receive the supplies remains unimpaired. Aventis Pasteur is one of the largest pharmaceutical vaccine manufacturers in the world. The Company monitors the financial performance of Aventis Pasteur to assure that they will continue to be able to perform under the contract, wherein the special order supplies are to be provided from supplies manufactured by Aventis Pasteur in large quantities and sold to many customers, including the US Government, as part of Aventis Pasteur's basic franchise (business). The contract allows for inflation based increases in the per unit costs of the supplies which the Company and Aventis Pasteur believe are sufficient to assure that there will be no future financial hardship incurred by Aventis Pasteur in the execution of the agreement.

New Accounting Pronouncements
     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The original effective date for SFAS No. 133 was for all fiscal years beginning after June 15, 1999. As a result of the issuance of SFAS No. 137, the effective date for SFAS No. 133 is for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 137, effective February 1, 2001 and this adoption did not have a material effect on the financial statements.

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

4.   Equipment and Improvements

At January 31, 2001 and 2000, equipment and improvements consisted of the following:
                                                   January 31,    January 31,
                                                        2001           2000
Laboratory equipment                               $ 502,607      $ 501,078
Leasehold improvements                               349,646        293,584
Office and laboratory furniture and fixtures         232,980        229,454
                                                   ---------     ----------
                                                   1,085,233      1,024,116
  Less accumulated depreciation and amortization    (918,796)      (850,766)
                                                   ----------    ----------
                                                   $ 166,437      $ 173,350
                                                   =========      =========

5.  Accounts Payable and Other

At January 31, 2001 and 2000, accounts payable
and other was composed of:                         January 31,    January 31,
                                                      2001           2000
                                                      ----           ----
Trade accounts payable                             $4,140,227     $3,131,861
Accrued wages payable                               1,789,223      2,640,880
Employee benefits payable                             278,119        359,030
                                                    ---------     -----------
                                                   $6,207,569     $6,131,771
                                                   ==========     ==========
See related Note 6.

6.   Investment Securities

Securities classified as trading and held-to-maturity at January 31, 2001 and 2000 are summarized below. Estimated fair value is based on quoted market prices for these or similar investments.

                                                                                  Unrealized     Unrealized
                     January 31, 2001                             Cost              Gains         Losses       Fair Value
                     ----------------                            -----               -----         ------       ----------
Total trading securities (carried at fair value):            $2,640,837            $--           $987,657      $1,653,180

Securities held to maturity (carried at amortized cost):    $13,502,695            $   13,270    $--          $13,515,965

                     January 31, 2000
                     ----------------
Total trading securities (carried at fair value):            $1,031,092            $1,349,788    $--           $2,380,880

Securities held to maturity (carried at amortized cost):     $6,878,097                  $448    $499          $6,878,046

The Company held no available-for-sale investment securities at January 31, 2001 and January 31, 2000.

The carrying value of all investment securities held at January 31, 2001 and 2000 is summarized below:

Security                                                          2001                2000
--------                                                          ----                ----
Trading securities                                               $1,653,180          $2,380,880
Securities held-to-maturity maturing within one year             13,502,695           6,878,097
                                                                 ----------          ---------
  Total short-term investments                                  $15,155,875          $9,258,977
                                                                ============         ==========

The Company's trading securities consist of mutual funds and relate to a Company plan whereby individuals may forego immediate receipt of wages. In connection therewith, the Company establishes a liability for accrued wages and records the related compensation expense as services are performed. Further, the Company segregates an amount of funds in investment accounts equal to the liability for accrued wages. The investment accounts (trading securities) remain assets of the Company, and are subject to the general creditors of the Company. Upon transfer of the funds to the investment accounts, the employees direct the specific investment of the funds. The changes in value in the investment accounts (trading securities) are recognized as unrealized gains and losses in the statement of operations, with a corresponding increase or decrease to research and development expense and the liability for employees' wages and benefits. Unrealized holding losses on trading securities and the corresponding decrease in research and development expense totaled approximately $1.0 million in 2001. Unrealized holding gains on trading securities and the corresponding increase in research and development expense totaled approximately $1.0 million in 2000 and approximately $.4 million in 1999.

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

The following table summarizes purchase warrant activity                          Weighted-Average
over the past three fiscal periods:                          Number of Shares      Exercise Price
                                                             ----------------     ----------------
    Outstanding and exercisable at February 1,1998              2,018,300              $13.76
          Exercised                                                (4,900)               $.25
                                                                  --------
    Outstanding and exercisable at January 31,1999              2,013,400              $13.76
          Granted                                                 150,000              $14.75
          Exercised                                              (359,000)             $15.33
                                                                ----------
    Outstanding and exercisable at January 31,2000              1,804,400              $13.58
                                                                ----------
          Granted                                                  36,000              $14.75
          Exercised                                              (115,000)              $2.14
                                                                ----------
    Outstanding and exercisable at January 31,2001              1,725,400              $14.37
                                                                =========


In December, 1999 there were 1,000,000 warrants with an exercise price of $14.75 reserved for future use that were not issued or outstanding at January 31, 2001. For warrants outstanding and exercisable at January 31, 2001, the exercise price ranges and average remaining lives were:

                      Warrants Outstanding and Exercisable
                      ------------------------------------

  Range of Exercise Prices     Number Outstanding         Average Period (1)          Average Price (2)
  ------------------------     ------------------         ------------------          -----------------
      $.25  to  $14.00                532,400               13.9                           $11.38
    $14.01  to  $14.99                770,000               13.9                           $14.75
    $15.00  to  $24.00                423,000               13.9                           $17.42
                                   -----------
                                    1,725,400               13.9                           $14.37
                                   ===========

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

     Deferred tax assets consisted of:        January 31, 2001  January 31, 2000
                                              ----------------  ----------------
       Federal net operating loss carryforward    $17,968,000       $12,218,000
       State net operating loss                       324,000           324,000
                                                --------------   --------------
       Total operating loss carryforward           18,292,000        12,542,000
       Deferred license payment revenues            4,014,000         4,014,000
       Expenses deductible in future periods          803,000         1,200,000
       Federal tax credits                          2,171,000         1,971,000
       State tax credits                              554,000           554,000
                                                  --------------    ------------
       Total tax credits                            2,725,000         2,525,000
                                                -------------     -------------
       Total deferred tax assets                   25,834,000        20,281,000
       Valuation allowance                        (25,834,000)      (20,281,000)
                                                -----------       -----------
       Net deferred tax assets                    $   --            $   --
                                                  ===========      ============

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

10.  Selected Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the years ended 2001 and 2000 are summarized below.

          Statement of Operations Data:           First            Second             Third            Fourth
       For the year ended January 31, 2001       Quarter           Quarter           Quarter           Quarter
                                                 -------           -------           -------           -------
   Research and Development Expenditures         $2,949,508     $3,647,340         $3,790,199        $4,915,136
   Investment Income                                329,904        546,612            372,125           305,970
   Net Loss                                      (3,237,514)    (3,705,035)        (4,088,111)       (5,366,479)
   Basic and Diluted Net Loss per Share              $(0.20)        $(0.23)            $(0.25)           $(0.33)
   Weighted Average Shares Outstanding           15,804,954     16,199,493         16,199,493        16,199,493

          Statement of Operations Data:           First            Second             Third            Fourth
       For the year ended January 31, 2000       Quarter           Quarter           Quarter           Quarter
                                                 -------           -------           -------           -------
   Research & Development Expenditures           $1,452,084      $2,316,700        $2,870,908       $4,181,669
   Investment Income
                                                    102,987          70,976            42,839          228,178
   Net Loss                                      (1,506,844)     (2,321,004)       (2,969,122)      (4,396,326)
   Basic and Diluted Net Loss per Share              $(0.10)         $(0.16)           $(0.20)          $(0.28)
   Weighted Average Shares Outstanding           14,433,384      14,433,384        14,700,051       15,592,184
