Form 10-Q/A
period 2001-09-30
APHTON CORP
filed 2001-12-19
CIK 840319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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


                                       Yes  X                 No
                                           ----                   ----


           The number of shares of Common Stock outstanding as of the close of business on November 14, 2001:


                Class                                     Number of
                                                      Shares outstanding

    Common Stock, $0.001 par value                        17,386,996




                             APHTON CORPORATION

                                   Index

                                                                                               Page

Part I - Financial Information                                                                   3

    Item 1.  Financial Statements:                                                               4

       Balance Sheets - September 30, 2001 and January 31, 2001                                  4

       Statements of Operations - Three months and eight months ended
          September 30, 2001 and 2000                                                            5

       Statements of Cash Flows - Eight months ended September 30, 2001
          and 2000                                                                               5

    Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            6


Part II - Other Information                                                                     10

    Item 1.  Legal Proceedings                                                                  10

    Item 2.  Changes in Securities                                                              10

    Item 3.  Defaults Upon Senior Securities                                                    10

    Item 4.  Submission of Matters to a Vote of Security Holders                                10

    Item 5.  Other Information                                                                  10

    Item 6.  Exhibits and Reports on Form 8-K                                                   10

Signature                                                                                       11



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

Item 1.  Financial Statements

                               APHTON CORPORATION
                                 Balance Sheets



                                                              September 30,      January 31,
                  Assets                                          2001             2001
Current assets:                                                (Unaudited)
Cash and current investments:
Cash and short-term cash investments                          $ 9,242,628        $3,508,577
Investment securities-held-to-maturity                          2,973,970        13,502,695
Investment securities-trading                                     951,999         1,653,180
                                                              -----------       -----------
       Total cash and current investments                      13,168,597        18,664,452
Other assets (including current portion of
   unconditional supply commitment)                               464,700           733,323
                                                              -----------       -----------
       Total current assets                                    13,633,297        19,397,775
Equipment and improvements, net                                   191,929           166,437
Unconditional supply commitment                                 7,750,000         7,800,000
                                                              -----------       -----------
       Total assets                                           $21,575,226       $27,364,212
                                                              ===========       ===========

         Liabilities and Stockholders' Equity
Liabilities:
Current liabilities:
Accounts payable and other                                    $ 5,210,960       $ 6,207,569
                                                              -----------       -----------
       Total current liabilities                                5,210,960         6,207,569
Deferred revenue                                               10,000,000        10,000,000
                                                              -----------       -----------
       Total liabilities                                       15,210,960        16,207,569
                                                              -----------       -----------

Commitments

Stockholders' equity:
Common stock, $0.001 par value -
Authorized:  30,000,000 shares
Issued and outstanding:  17,386,996 shares at
September 30, 2001 and 16,199,493 shares at January
31, 2001                                                           17,387            16,199
Additional paid in capital                                     93,566,314        80,292,478
Purchase warrants                                                 198,900           198,900
   Accumulated deficit                                        (87,418,335)      (69,350,934)
                                                              -----------       -----------
       Total stockholders' equity                               6,364,266        11,156,643
                                                              -----------       -----------
       Total liabilities and stockholders' equity             $21,575,226       $27,364,212
                                                              ===========       ===========


                               APHTON CORPORATION
                      Statements of Operations (Unaudited)
        For the three and eight months ended September 30, 2001 and 2000



                                                   Three months ended September 30,         Eight months ended September 30,
Costs and expenses:                                 2001                2000                 2001                2000
  General and administrative                      $629,190              $615,478           $ 1,327,655        $1,407,940
  Research and development                       7,550,430             3,892,508            16,504,986         9,156,131
                                               ------------          ------------         ------------       -----------
     Total costs and expenses                    8,179,620             4,507,986            17,832,641        10,564,071
                                               ------------          ------------         ------------       ------------
     Loss from operations                       (8,179,620)           (4,507,986)          (17,832,641)      (10,564,071)
                                               ------------          ------------         -------------      ------------
Other income (expense):
  Dividend and interest income                      79,620               522,367               339,792         1,130,538
  Unrealized investment gains (losses)             (39,156)               75,870              (574,552)           (1,566)
                                               ------------          ------------         -------------       -----------
     Net loss                                  $(8,139,156)          $(3,909,749)         $(18,067,401)      $(9,435,099)
                                               ============          ============         =============      ============
Per share data:
  Basic and diluted loss per common share           $(0.48)               $(0.24)               $(1.10)           $(0.60)
                                                    =======               =======              =======            =======
  Weighted average number of
   common shares outstanding                    16,991,161            16,199,493            16,496,368        15,744,611
                                                ==========            ==========            ==========       ============



     The net loss for the three and eight months ended September 30, 2001 and 2000 was the comprehensive loss for those periods. For all periods presented potential common shares, consisting of approximately 2.7 million purchase warrants, were excluded from the computation of net loss per share because their effect was anti-dilutive.


                               APHTON CORPORATION
                      Statements of Cash Flows (Unaudited)
             For the eight months ended September 30, 2001 and 2000




Cash flows from operating activities:                                                2001                   2000
   Cash paid to suppliers and employees                                          $(18,696,728)          $(9,228,068)
                                                                                 -------------          ------------
   Net cash used in operating activities                                          (18,696,728)           (9,228,068)
Cash flows from investing activities:
   Purchase of held to maturity securities                                         (9,675,495)          (29,919,968)
   Proceeds from maturity of held to maturity securities                           20,605,000            38,275,000
   Purchase of trading securities                                                     (39,400)              (59,114)

   Interest and dividends received                                                    339,792             1,130,538
   Capital expenditures                                                               (74,142)              (58,273)
                                                                                 ------------           ------------

   Net cash received from investing activities                                     11,155,745             9,368,183
                                                                                 ------------           -----------
Cash flows from financing activities:
   Sales of stock, net                                                             13,275,024            15,493,300
                                                                                 ------------           -----------
   Cash received from financing activities                                         13,275,024            15,493,300
                                                                                 ------------           -----------
   Net increase in cash and short-term cash investments                             5,734,051            15,633,415
Cash and short-term cash investments:
   Beginning of period                                                              3,508,577             9,920,263
                                                                                 ------------           -----------
   End of period                                                                   $9,242,628           $25,553,678
                                                                                 ============           ===========
      Reconciliation of net loss to net cash used in operating activities
Net loss                                                                         $(18,067,401)          $(9,435,099)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                       48,650                41,116
   Unrealized losses (gains) from investments                                         574,552                 1,566
   (Decrease) increase in accrued employee benefits                                  (574,552)               (1,566)
   Changes in - Other assets                                                          268,632                57,726
   Changes in - unconditional supply commitment                                        50,000               251,650
   Changes in -Accounts payable and other                                            (996,609)               28,009
                                                                                 -------------          -----------
Net cash used in operating activities:                                           $(18,696,728)          $(9,228,068)
                                                                                 =============          ===========

       Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations (Three and Eight Months Ended
                          September 30, 2001 and 2000)

                                     General
Aphton Corporation is a biopharmaceutical company in advanced stage clinical trials. We are developing products using our innovative vaccine-like technology for neutralizing, and removing from circulation, hormones that participate in gastrointestinal system and reproductive system cancer and non-cancer diseases. We also are developing products to neutralize hormones to prevent pregnancy. We have strategic alliances with Aventis Pasteur (NYSE: AVE), GlaxoSmithKline (NYSE: GSK), Schering Plough Animal Health (NYSE: SGP) and the World Health Organization (WHO).

                              Results of Operations
During the three  months ended  September  30,  2001,  costs were  significantly increased by the following factors which include costs associated with preparations and documentation for an upcoming regulatory meeting with the FDA, and costs of expanding the clinical trial program and opening more centers to complete the international patient recruitment network, which contributed to a net loss of $8,139,156. Investment earnings on cash for the quarter was $79,620 which represented an 85% decrease over investment earnings of $522,367 during the quarter ended September 30, 2000 due to lower average cash and investment balances. Total research and development expenditures for the quarter were $7,550,430, which was approximately 94% more than research and development expenditures for the quarter ended September 30, 2000. For the eight months ended September 30, 2001, research and development expenditures increased 80% to $16,504,986 when compared to the eight months ended September 30, 2000. The net loss for the three and eight months ended September 30, 2001 and 2000 was the comprehensive loss for those periods. This planned increase relates to Aphton's expanded clinical trials programs.

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

          There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                     Aphton Corporation

Date:  December 19, 2001             By: /s/ Frederick W. Jacobs
                                         ---------------------------------------
                                         Frederick W. Jacobs
                                         Vice President, Treasurer, Chief
                                         Accounting Officer and Principal
                                         Financial Officer