Form 10-K/A
period 2001-01-31
APHTON CORP
filed 2002-01-29
CIK 840319

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

     In addition to the license and co-promotion agreement, we entered into agreements with Aventis Pasteur providing for the supply of the anti-gastrin immunogen product from us to Aventis Pasteur for distribution and sale by Aventis Pasteur pursuant to the license and co-promotion agreement, as well as the supply of Diphtheria Toxoid and/or Tetanus Toxoid from Aventis Pasteur to us for use in the anti-gastrin immunogen product (as well as other Aphton
products).   Aventis  Pasteur  will  fund  the  costs  associated  with  product introduction, promotion, advertising and marketing throughout the territory covered by the agreement. Under the terms of the agreement, in addition to upfront consideration aggregating $10 million, including $1 million cash and a supply commitment (of Diphtheria Toxoid and/or Tetanus Toxoid suitable for human use) of $9 million, we will receive the majority of the profits from sales of the anti-gastrin immunogen product. Diphtheria Toxoid and/or Tetanus Toxoid suitable for human use is not readily obtained on the open market in such large quantities as will be supplied to us as part of the upfront consideration. The $10 million upfront consideration has been classified as a license payment and has been deferred and will be recognized for financial statement (accounting) purposes as revenue within the twenty-year period of the agreement. The revenue recognition will begin once regulatory agency approval to market the product has been received and will be recognized ratably over the remaining period of the contract, which ends February 13, 2017. We do not speculate on the timing of regulatory approvals. At the time of the agreement, the Company also negotiated with Societe d'Exploitation de Produits pour les Industries Chimiques (S.E.P.P.I.C.), among other potential suppliers, for the supply of a component of the anti-gastrin immunogen product, which may be subject to intellectual property rights of S.E.P.P.I.C.

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

Dated:  January 29, 2002         APHTON CORPORATION




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

      Signatures                         Title                    Date

       /s/ Philip C. Gevas
    --------------------------   Chairman of the Board,     January 29, 2002
       PHILIP C. GEVAS           Chief Executive Officer
                                      and President



      /s/ William A. Hasler
  ----------------------------   Vice Chairman of the       January 29, 20022
      WILLIAM A. HASLER          Board, Director and
                                 Co-Chief Executive
                                       Officer


     /s/ Robert S. Basso
 -----------------------------          Director            January 29, 2002
     ROBERT S. BASSO



   /s/ Nicholas John Stathis
 -----------------------------         Director            January 29, 2002
     NICHOLAS JOHN STATHIS



  /s/ Frederick W. Jacobs
------------------------------   Vice President,           January 29, 2002
   FREDERICK W. JACOBS           Treasurer, Chief
                                 Accounting Officer
                                  and Principal
                                 Financial Officer

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
