Form 10-K
period 2001-12-31
APHTON CORP
filed 2002-04-01
CIK 840319

----------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
(MARK ONE)
   ( )             Annual Report Pursuant to Section 13 or 15(d)
            of the Securities and Exchange Act of 1934 (Fee Required)
                   For the Fiscal Year Ended -----------------

                                       Or

   (X) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
      For the transition period from February 1, 2001 to December 31, 2001

                           Commission File No. 0-19122
                                ----------------

                               APHTON CORPORATION
                         80 SW Eighth Street, Suite 2160
                              Miami, Florida 33130
                                 (305) 374-7338
Incorporated in                                                  I.R.S. Employer
Delaware                                                         Identification
                                                                  No. 95-3640931

           Securities Registered pursuant to Section 12(g) of the Act:
                         Common Stock ($.001 par value)
                           -------------------------
                               Title of Each Class

               Number of shares of Common Stock ($.001 par value)
                  Outstanding as of March 26, 2002: 20,101,639

            Aggregate market value of Common Stock ($.001 par value)
                    held by non-affiliates on March 26, 2002
          based on the last sale price on March 26, 2002: $206,674,858

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

                       Documents Incorporated by Reference

                         Document                       Part of Form 10-K
                         --------                       -----------------
           Proxy Statement for the 2002 Annual                Part III
                  Meeting of Stockholders

                                     PART I

Item 1.  Business

                                   The Company

Aphton Corporation is a biopharmaceutical company in one phase III and three phase II clinical trials. We apply our innovative technology-platform to develop products for neutralizing, and removing from circulation, hormones and other molecules that participate in gastrointestinal system and reproductive system cancer and non-cancer diseases. We also are developing products to neutralize hormones to prevent pregnancy. We have strategic alliances with Aventis Pasteur (NYSE: AVE), GlaxoSmithKline (NYSE: GSK), Schering Plough Animal Health (NYSE:
SGP) and the World Health Organization (WHO).

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

Aphton's primary development efforts to date are for products to treat gastrointestinal system cancers and reproductive system cancers. In 1997, the Company entered into a strategic alliance with Pasteur Merieux Connaught, now Aventis Pasteur, for products that treat gastrointestinal cancers, in North America, Mexico and Europe. In 1998, the Company entered into a strategic alliance with SmithKline Beecham, now GlaxoSmithKline, for products that treat reproductive system cancers and non-cancer diseases, worldwide.


                                Basis of Approach

Aphton's approach to the treatment of major diseases is to employ (anti) "hormone therapy." Aphton's hormone therapy involves neutralizing, or blocking, targeted hormones which play a critical role in diseases of the gastrointestinal and reproduction systems. Aphton has selected the strategy of hormone therapy because it has proved, over many years, to be efficacious in the treatment of major diseases, both malignant and non-malignant. In short, this risk-averse strategy has been proven to be effective in humans. Well-documented examples of such efficacy in humans are blocking gastrin (Proglumide) or blocking another hormone stimulated by gastrin, namely histamine (Zantac, Tagamet), to reduce stomach acid. These treat GERD (gastroesophageal reflux disease, or "heart burn"), ulcerations of the esophagus and peptic ulcers. Additional examples are blocking estrogen (Tamoxifen), for breast cancer therapy and blocking the production of testosterone (Lupron, Zoladex) for prostate cancer therapy.


                               Results and Status

The status of our products under research and development is summarized in the following table.



      Product           Indication(s)             Product Description                  Status*          Strategic
                                                                                                        Alliances
      -------           -------------             --------------------                 -------          ---------


Anti-Gastrin 17 for   Advanced            The vaccine, containing a portion     Phase III clinical     Aventis
Gastrointestinal      pancreatic          of the hormone gastrin 17 (G17),      trial: G17DT           Pasteur
Cancers               cancers             and diphtheria toxoid (DT),           administered with
                                          chemically bound together to form     Gemcitabine, a
                                          G17DT, neutralizes both G17 and the   chemotherapy
                                          hormone Gly-G17 to treat advanced
                                          pancreatic cancer.



Anti-Gastrin 17 for   Advanced stomach    The vaccine, containing a portion     Phase II clinical      Aventis
Gastric and Gastro-   cancer and/or       of the hormone gastrin 17 (G17),      trial: G17DT           Pasteur
Esophageal Cancers    esophagus cancers   and diphtheria toxoid (DT),           administered with
                                          chemically bound together to form     Cisplatin, a
                                          G17DT, neutralizes both G17 and the   chemotherapy
                                          hormone Gly-G17 to treat
                                          advanced stomach cancer and/or
                                          esophagus cancer.

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

Anti-Gastrin 17       Gastro-intestinal   An anti-gastrin vaccine, that         Phase II clinical      None
(G17eDT) for          ulcerations and     neutralizes G17 to treat GERD and     trial
Gastro-Esophageal     GERD                gastro-intestinal ulcerations.
Reflux Disease
(GERD)

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



We obtain some of the key components, including Diphtheria Toxoid (DT) and Tetanus Toxoid (TT), through a supply contract with Aventis Pasteur, one of our strategic collaborators. We believe that this supply of components under the supply contract is sufficient to support the research, development and commercialization of our anti-gastrin products. The supply contract is discussed more fully under Strategic Alliances.

Anti-Gastrin  Immunogen
Aphton's current anti-gastrin immunogen, or vaccine, clinical programs treat several human gastrointestinal system adenocarcinomas, including those of the esophagus, stomach, pancreas, liver, colon and rectum. These cancers of the gastrointestinal system are stimulated to grow, proliferate and metastasize, by the hormones gastrin 17 and glycine-extended gastrin 17. Aphton's proprietary anti-gastrin immunogen induces antibodies in the patient that neutralize both of them. The company knows of no other vaccine or drug that selectively blocks or neutralizes both gastrin 17 and glycine-extended gastrin 17. Aphton believes that its anti-gastrin vaccine can extend survival in patients suffering from adenocarcinomas of the gastrointestinal system, without adding toxicity to a therapy regimen.

Aphton has successfully completed Phase I/II safety and dose ranging trials and has reported on the results through news releases and in publications with collaborating scientists in the US and abroad, in peer-reviewed journals.

The results from two Phase II clinical trials of Aphton's anti-gastrin 17 immunogen (vaccine) were presented by the principal investigators at the annual meeting of the American Society of Clinical Oncology (ASCO) in San Francisco, CA in May, 2001.

In the first trial, conducted at the Royal Free Hospital, University College in London, UK, 30 patients with histologically proven locally advanced or metastatic pancreatic cancer were immunized with Aphton's anti-gastrin 17 immunogen, at different doses. Of the patients immunized with the lower dose, 46% responded with antibodies to gastrin, while 82% responded at the higher dose. Median survival (50%) for all patients, both lower and higher doses, was 187 days and median survival for patients responding with anti-gastrin 17 antibodies was 217 days. For comparison, median survival for patients receiving best supportive care is approximately 130 days.

In a larger, second trial conducted at the Queens Medical Center, University of Nottingham, UK, 37 patients immunized with anti-gastrin 17 immunogen were compared with 37 patients receiving best supportive care. In this larger study, the patients received only the higher dose. Median survival was 297 days, or 9.9 months, as compared to the control group, which had a median survival of 109 days, or 3.6 months. This represents a factor of 2.75, or a 175% increase in median survival. Moreover, more than a third of the immunized patients gained weight, which is highly unusual for patients with advanced pancreatic cancer. For further comparison, the patients receiving Aphton's anti-gastrin 17 immunogen had a median survival of 9.9 months, whereas the chemotherapeutic gemcitabine, the only approved drug for pancreatic cancer in the US, had a median survival of approximately 5.5 months, in the pivotal trial upon which its approval was based.

In addition, it was reported that Aphton's anti-gastrin therapy was well tolerated with no systemic toxicity, consistent with all previous Aphton clinical trials.

In a special symposium on gastrin at the same annual meeting of the ASCO, investigators presented highlights from several clinical trials and studies with Aphton's anti-gastrin 17 immunogen. These included: A) impressive interim results from a Phase II clinical trial with patients with metastatic stomach cancer; and B) results from trials with colorectal and pancreatic cancer patients, in addition to the molecular and cell biology studies and preclinical trials, which together establish the scientific foundation for gastrin as the central growth factor fueling gastrointestinal cancers.

The first results from a Phase II clinical trial at the MD Anderson Cancer Center in Houston, Texas, in treating patients with advanced, metastatic stomach cancer with Aphton's anti-gastrin 17 immunogen, were presented by the principal investigator, Jaffer Ajani, MD. Dr. Ajani, a leading authority on gastrointestinal cancers, began the discussion by describing the worldwide incidence, stage of disease and expected (short) survival time at detection, and very high death rate statistics for stomach cancer (the highest annual number of deaths worldwide of all cancers after lung cancer). He noted that there is no approved therapy currently available; chemotherapy is considered palliative, only. Dr. Ajani then proceeded directly to provide the interim results of the trial with patients with metastatic stomach cancer who were treated with Aphton's anti-gastrin 17 immunogen and chemotherapy with cisplatin and 5FU.

Of the six reported evaluable patients:

     1) The first patient had six large liver metastases. After treatment with Aphton's immunogen and the chemos, all of the metastases disappeared completely (unexpectedly), as shown by repeated CAT scans. The "before" and "after" photos were dramatic. This is termed a "complete response."

     2) Two of the patients had tumor volume shrinkage of greater than 50%. This is termed a "partial response."

     3) Three of the patients had tumor volume shrinkage less than 50%. This is a "moderate response."

Thus, 50% of the patients were partial or greater responses, including a complete response. Since the remaining 50% were moderate responses, none even had to be termed "stable" (as yet), which is the cytostatic state hoped for and to be expected from depriving cells of the growth factor gastrin 17.

In June, 2001, scientists in collaboration with Aphton published a peer-reviewed article with the new findings that the genes for both the gastrointestinal hormone gastrin and its receptor are "switched on" at the earliest stages of pre-malignancy in stomach cells, helping to fuel their progression to cancer. Thus, gastrin is now established as an important growth factor in pushing the progression of the pre-malignant stomach cells from the earliest stage, metaplasia, through dysplasia and on to adenocarcinomas. The article titled:
"Expression of Gastrin in Developing gastric Adenocarcinoma" appeared in the recent issue of British Journal of Surgery, 2001 Volume 88.

The progression leading to cancer in stomach cells can be seen through their morphological changes, from normal to metaplasia to dysplasia and then to carcinoma. The progression leading to cancer in colon cells can be seen from the development of polyps and their morphological changes. The very early role of gastrin in fueling the progression to cancer has now been established by Aphton and its collaborating scientists, for both the stomach and the colon.

In February, 2001, Aphton's scientific collaborator, Dr. J. Ajani, announced interim results of the gastric cancer Phase II clinical trial with Aphton's immunogen, G17DT, in a symposium titled "G17DT: A NEW APPROACH TO GROWTH FACTOR NEUTRALIZATION" at the 12th International Congress on Anti-Cancer Treatment held in Paris, France. The symposium was chaired by Professor J. Ajani of the MD Anderson Cancer Center in Houston TX.

Dr. Ajani, the principal investigator of Aphton's Phase II clinical trial for patients with metastatic gastric cancer, in which G17DT in combination with chemotherapy (cisplatin plus 5FU/Leucovorin), presented an interim analysis of the first 30 patients on whom results where available. No side effects were attributed to the immunogen. When administered with G17DT the patients completed on average 5.5 cycles of chemotherapy, compared to a normal average of 2.5 cycles completion before side effects force discontinuation. Of the 30 patients, 15 had a partial tumor response (tumor shrinkage by 50% or more) for an overall response rate of 50%. One patient had a complete response (no detectable residual tumor) and 14 had a partial response. These results compare favorably with reported response rates of chemotherapy with cisplatin plus 5 FU/Leucovorin in large, controlled clinical trials for patients with metastatic gastric cancer.

Aphton is currently in late-stage  clinical  trials in both the US and in Europe
to  treat   patients   with   advanced   pancreatic,   colorectal   and  gastric
(stomach)/esophageal adenocarcinomas.

These include:

     a) a Phase III clinical trial in the US and Europe for the treatment of metastatic pancreatic cancer, with a combination immuno-chemo therapy regimen of Aphton's anti-gastrin 17 immunogen and gemcitabine (Gemzar), versus gemcitabine. Gemcitabine, a chemotherapeutic, is the current standard of care for treatment of pancreatic cancer in the US;

     b) a phase II clinical trial in the US and on the continent of Europe, with patients who have failed the approved chemotherapy regimen of 5-FU and irinotecan, for the treatment of colorectal cancer, stage Dukes' D. These "chemo-refractive" patients are being treated with a combination regimen of Aphton's anti-G17 immunogen and irinotecan;

     c) a phase II clinical trial in the US and on the continent of Europe, for the treatment of metastatic gastric (stomach) cancer, with a combination immuno-chemo therapy regimen of Aphton's anti-gastrin 17 immunogen and 5-FU plus cisplatin.

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

GnRH pharmaccine

Overview
Aphton has developed a second anti-hormone immunogen, GnRH pharmaccine, for human cancer indications, one that targets the reproductive hormone Gonadotropin Releasing Hormone (GnRH). By successfully neutralizing (blocking) GnRH, the immunogen shuts down the production of estrogen and progesterone (in females) and testosterone (in males), which are normally produced in their respective gonadal organs. Estrogen fuels breast cancer and testosterone fuels prostate cancer. It has been known for decades that biological blockage, like physical castration, is efficacious in the treatment of prostate and breast cancers. Aphton's anti-GnRH immunogen induces biological blockage.

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

Aphton's GnRH pharmaccine reduced, in some patients at the lowest dose level, gonadal testosterone to levels achieved by surgical castration. This biological castration demonstrated "proof of concept' in man. In addition, the prostate cancer "progression" marker, Prostate Specific Antigen (PSA), was reduced markedly in these patients to very low levels, in some cases from triple-digit to single-digit.

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

Strategic Alliance
In June 1998, Aphton and GlaxoSmithKline signed a Collaboration and License agreement, granting GlaxoSmithKline exclusive rights worldwide to Aphton's GnRH-related patents and proprietary technology. The agreement covers the diagnosis, treatment and prevention of GnRH-related cancers and other diseases in humans. Human cancer indications for the anti-GnRH product are prostate, breast, ovarian and endometrial cancer. Additional medical indications for the anti-GnRH product are endometriosis, polycystic ovaries, uterine fibroids, contraception, infertility and precocious puberty. Under terms of the agreement, Aphton and GlaxoSmithKline are collaborating in a joint product development program, with GlaxoSmithKline responsible for phase III clinical trials and regulatory approvals, and for worldwide marketing and distribution of approved products. The agreement uses a royalty mechanism based on product sales, in dollars, worldwide to determine Aphton's revenues. See our full discussion of the GlaxoSmithKline license agreement under Strategic Alliances in this Section.

GERD
Aphton is also in late-stage product development with its anti-Gastrin immunogen approach for the treatment of gastroesophageal reflux disease (GERD), also known as "severe heartburn." GERD affects more than 20% of the adult population. Prescription drugs to treat this problem have annual revenues of over $13 billion. Aphton believes its therapy for GERD, which is not yet partnered with any drug company, will obviate major risks associated with current therapies while still providing their benefits. As a preliminary to conducting a Phase III trial for GERD, Aphton has conducted a limited Phase II trial in Europe to optimize the product, given the different performance-profile desired for this major, non-cancer application.

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

Aphton has developed an innovative and proprietary active immunization technology platform to create effective immunogens, which are products administered like vaccines. They harness and direct the body's immune system to generate antibodies, which bind to specific peptide portions of the administered immunogen. These antibodies cross-react (bind) with targeted "self" molecules, such as hormones, when they encounter that portion of the hormone, which is similar to the peptide portion of the administered immunogen. Because diseases involving hormones are not pathogen (microorganism) driven, they have not been viewed traditionally as being susceptible to treatment with immunogens to activate the body's immune system against targeted hormones. Instead, the traditional pharmaceutical industry approach to controlling these diseases has been to treat them with synthetic drugs. Unfortunately, these drugs typically must be administered in relatively large quantities and on a daily or more frequent basis, giving rise to patient compliance problems, and often have adverse side effects.

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

In contrast to either drugs or monoclonal antibodies, Aphton's immunogens create a strong antibody response from the patient's own immune system (which effectively becomes a "drug factory") and have a more potent and longer-lasting therapeutic effect. Aphton's technology enables it to specifically target a small sequence within the hormone to be neutralized, in order to achieve a specific desired biological and physiological response. This approach directs all of the immunogen-induced antibodies to the targeted hormone sequence. At the same time it minimizes the possibility of undesired physiological consequences through cross-reactivity of the immunogen with any self molecule or portion thereof, other than the specifically-targeted hormone sequence. This avoids the possibility of autoimmune disease where the antibody production is not "turned off." This is because the antibody production can only be "turned on and kept on" in the presence of the foreign, "carrier" portion of the immunogen (see below). Indeed, without a "booster shot" of the immunogen, the antibodies wane (diminish) and are cleared by the body, over time. Aphton"s products may be administered in much smaller dosages and on a much less frequent basis than pharmaceutical drugs; typically twice a year. This virtually eliminates the problem of patient compliance, which is associated with pharmaceutical drugs.

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

Aphton's immunocontraceptive product, which prevents pregnancy in humans, is also similarly constructed. In this case, the so-called "C-terminal" peptide portion of the hormone hCG (which is targeted to be neutralized) is synthesized. A second, unique epitope (peptide), located on the hormone hCG, is also conjugated to the immunogen, which enhances efficacy. By not using a larger portion of the hCG molecule, Aphton avoids inducing unwanted antibodies against other hormones in the woman (LH and FSH), which share domains with some portions of the hormone hCG. Pregnancy is prevented by immunizing the woman; this induces antibodies which bind to and neutralize hCG.


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

The  Schering-Plough  Animal Health agreement and the World Health  Organization
(WHO) agreement described below together account for less than 1% of our recent research and development efforts and expenditures.

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


                            Patents and Trade Secrets

Proprietary protection for Aphton's products is central to the Company's business. Aphton's policy is to protect its technology by, among other things, filing patent applications in worldwide markets of interest for products which it considers important and intends to market. In that regard, Aphton has filed patent applications and has continued to receive patents for its products, both domestic and foreign. As of December 31, 2001 we held 24 issued patents and approximately 5 licenses. Additional patent applications are in preparation or being filed or are pending in the US and in other countries. Aphton intends to continue filing additional patent applications relating to its products and, when appropriate, improvements in its technology and other specific products that it develops.

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


        Product           Indication(s)                                 Competition
        -------           ------------                                  -----------

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

Anti-Gastrin 17 for       Advanced stomach   There is currently no FDA-approved drug available for gastric cancer
Gastric and               cancer and/or      or gastro-esophageal cancer.  FDA-approved chemotherapies used to
Gastro-Esophageal         esophagus cancers  treat cancer in other indications, as well as experimental cancer
Cancers                                      drugs in clinical trials, are currently being tried on patients with advanced gastric cancer or gastro-esophageal cancer.  Roche
                                             Laboratories and Bristol-Myers Squibb are among our competitors in this market.

Anti-Gastrin 17 for       Colorectal         There is currently no FDA-approved drug available for this stage of
Chemo-refractory          cancers            disease.  Imclone, a biotechnology company, is developing a
Colorectal Cancers                           monoclonal antibody therapy for chemo-refractory colorectal cancer.
                                             This potentially competitive and/or complementary therapy employs a different mechanism of action on and within the cancer cell.

GnRH Pharmaccine          Reproductive       There is currently no FDA-approved drug for advanced prostate cancer
                          system cancers     patients who have failed the GnRH agonists, Leuprolide or Goserelin.
                                             We believe several other pharmaceutical companies, including
                                             Pharmacia Upjohn, Immunex and AstraZeneca, are conducting clinical trials for this class of patients.

Anti-Gastrin 17           Gastro-intestinal  Unlike G17eDT, none of the products currently available a) inhibits
(G17eDT) for              ulcerations and    the effects of gastrin on the lower esophageal sphincter causing
Gastro-Esophageal         GERD               abnormal transient LES relaxations typically associated with GERD,"
Reflux Disease (GERD)                        or b) treats hyper-gastrinemia, which results from standard of care therapy using Proton Pump Inhibitors (PPIs).

Immuno-Contraception      Prevent            The use of a contraceptive vaccine eliminates patient compliance
                          pregnancy in       problems that are inherent with oral medications and intrusive
                          humans             devices made by our competitors in the current birth control market.



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

Anti-Gastrin 17            Clinical Trial -   FDA, MCA and other          Amended Investigational New Drug
(G17eDT) for               Phase II           countries' approvals.       application (IND) filed in Europe;
Gastro-esophageal Reflux                                                  received permission to proceed with
Disease (GERD)                                                            clinical trial.

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


                        Directors and Executive Officers

The directors and executive officers of the Company are set forth below:


Name:                              Position(s):
----                               ------------
Philip C. Gevas                    Chairman of the Board of Directors, President and Chief Executive Officer

William A. Hasler                  Vice Chairman of the Board, Director and Co-Chief Executive Officer

Robert S. Basso                    Chairman of Compensation and Audit Committees and Director

Georges Hibon                      Director

Nicholas John Stathis, Esq.        Director


Philip C. Gevas - 68, Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Gevas has served as Director, President and Chief
Executive Officer since co-founding Aphton in 1981. Mr. Gevas conceived and directed the development of Aphton's inventions which have resulted in numerous patents for Aphton for the treatment of colorectal, pancreatic, liver, esophageal and stomach cancers, and GERD. After serving as an officer in the United States Air Force, Mr. Gevas had experience in the defense industry in management, science and engineering. Mr. Gevas has the degrees of M.E., and M.S. Mathematics (Stevens Institute of Technology) and M.S.E.E. (Ohio State University).

William A. Hasler - 60, Vice Chairman of the Board, Director and Co-Chief Executive Officer. Mr. Hasler has served as Director of the Company since 1991. Mr. Hasler's expertise and experience in management are focused both on strategy and on the execution of plans and programs. Prior to his appointment as Aphton's Co-Chief Executive Officer in July 1998, Mr. Hasler was Dean of both the Graduate School and Undergraduate School of Business at the University of California, Berkeley for more than five years. Earlier, Mr. Hasler was Vice Chairman of KPMG Peat Marwick, responsible for management consulting worldwide. He is currently also a director of Solectron Corporation, Walker Interactive Systems, Tenera, Inc., TCSI Corporation and is Public Governor of the Pacific Exchange.

Robert S. Basso - 57, Director. Mr. Basso is Chairman of Correspondent Services Corporation (CSC) and a Managing Director of UBS PaineWebber Inc. Previously, Mr. Basso was President of Broadcort Capital Corporation and a Managing Director of Merrill Lynch, Pierce, Fenner & Smith.

Georges Hibon - 64, Director. For the past ten years, Mr. Hibon has served as Chairman and Chief Executive Officer of Pasteur Merieux Connaught, NA and a member of its Board of Directors. Previously, Mr. Hibon was President of Merck France. The French Government awarded Mr. Hibon the honor of "Chevalier de la Legion d'Honor," created in 1802 by Napoleon Bonaparte to recognize outstanding military and civilian accomplishments.

Nicholas John Stathis, Esq. - 78, Director. Mr. Stathis was counsel at White & Case LLP. Prior to that, Mr. Stathis was a partner at Botein, Hays & Sklar; Watson, Leavenworth, Kelton & Taggart; and Hopgood, Calimafde, Kalil, Blaustein & Judlowe. Mr. Stathis practiced in all phases of patent, trademark, copyright and unfair competition law.

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

                   Executive and Principal Scientific Officers

In addition to the Company's executive officers Philip C. Gevas and William A. Hasler, Aphton's principal scientific officers are:

Dov Michaeli, M.D. (University of California, San Francisco), Ph.D. (University of California, Berkeley) - 66, Senior Vice President, Director of Medical Science and Chief Medical Officer. Dr. Michaeli is a senior member of Aphton's management team with extensive experience in clinical medicine and scientific research. Previously, Dr. Michaeli was a professor at the University of California, San Francisco (Departments of Biochemistry and Surgery). Dr. Michaeli has numerous patents and over fifty published articles and book chapters.

Paul Broome, MB., Ch.B., MFPM (University of Sheffield Medical School, UK) - 52, Vice President and Medical Director for Clinical Trials and Regulatory Affairs, Europe - Asia. Dr Broome has been with the Company for more than five years. His years of clinical experience includes the responsibility at Glaxo for clinical trials which provided data for US (FDA) and UK (MCA) registration of the indication for ranitidine (Zantac) as maintenance therapy, which became the world's largest-selling drug. Later, Dr. Broome was Medical Director of a leading company in the UK which provides services ranging from consulting and R&D through clinical trials, regulatory affairs and the registration of drugs for marketing approval from government regulatory agencies.

William D. Perkins, Ph.D. - 64, Vice President, Director for Clinical Trials and Regulatory Affairs, North America. Prior to joining Aphton Corporation in 2000, Dr. Perkins had years of experience in the medical field. He has been actively involved in oncology/immunology clinical trials, including directing all phases of clinical trial development, from Phase I through post-marketing approval (Phase IV). Dr. Perkins has been a major contributor to the formulation and writing of both investigational new drug (IND) applications and of new drug application (NDA) submissions to the FDA. Previous senior professional responsibilities in clinical trials and medical affairs include affiliations with ILEX Oncology (NASDAQ: ILXO), Elan Corporation PLC (NYSE: ELN) and Novartis (NYSE: NVS).

Richard Ascione, Ph.D. (Princeton University) - 65, Vice President, Director of Aphton's Laboratory of Molecular Medicine. Dr. Ascione has been with the Company for more than five years. Dr. Ascione directs R&D in the area of Molecular Biology and works closely with Aphton's Laboratory of Immunobiology in research and product development. Previously, Dr. Ascione was a professor in the Department of Experimental Oncology and Associate Director of the Center for Molecular and Structural Biology at the Hollings Cancer Center and the Medical University of South Carolina, respectively, in Charleston, South Carolina. Earlier, Dr. Ascione was with the National Cancer Institute (NCI) of the National Institutes of Health (NIH), where he served as Deputy Chief of NCI's Laboratory of Molecular Oncology. Dr. Ascione has published over sixty-five peer-reviewed papers, several book chapters and articles related to the molecular biology and gene regulation of cancer, human retroviruses and HIV/AIDS.

Theo de Roij, Ph.D., D.V.M. - 52, Vice President, Business and Product Development. Prior to joining the Company in 1998, Dr. de Roij served for more than one year as Director of Business Development at GlaxoSmithKline Biologicals S.A., responsible for its worldwide business development activities. Previously, Dr. de Roij was employed by the Animal Health Division of Solvay, S.A., where he held several senior positions, including responsibility for worldwide business development and strategic planning.

Peter Blackburn, Ph.D. - 52, Vice President, Program Development and Manufacturing. Dr. Blackburn has been with the Company since 1997. Previously, Dr. Blackburn was Executive Vice President and Chief Operating Officer of Applied Microbiology, Inc. Earlier, he was involved in academic research in protein chemistry at Rockefeller University, New York, working in the laboratory of two recipients of the Nobel Prize for Chemistry. Dr. Blackburn has published numerous papers in peer-reviewed journals and is the inventor on numerous US and foreign patents.

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

None of our directors or officers is involved, or has ever been involved, in any litigation, administrative or governmental proceeding in the past five years that are material to an evaluation of their ability and their integrity. The Company has approximately 50 employees, of which 40 work primarily in Research and Development.

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

                           Glossary of Selected Terms


                        Adenocarcinoma:cancer that originates in glandular epithelial cells that line certain internal organs.
                    Adjuvant Treatment:an ancillary treatment that is given to patients in addition to a primary treatment to enhance the effectiveness of the primary treatment. For example, in colon cancer, chemotherapy often is given as an adjuvant treatment following surgery to remove the primary cancer from the colon.
                              Antibody:a protein produced by certain white blood cells as part of an immune response.
                                       These proteins, called antibodies, bind in a specific manner to a separate molecule and neutralize or inhibit its biological activity.
                               Antigen:any substance that can induce antibodies (B-cells) or activate T-cells, which bind to it.
                        Cancer Vaccine:technically a misnomer: a large weakly-antigenic molecule derived from the surface of cancer cells, which when combined with a foreign molecule (e.g., virus) induces a stronger immune response against it and, then, where located on the surface of the cancer cells.
                         Control Group:the patient group (or arm) of a clinical trial that receives the placebo or a standard treatment for a disease, against which the experimental drug is compared.
                               Gastrin:a hormone produced in the stomach that regulates stomach acid secretion and stimulates the proliferation of gastrointestinal cells and adenocarcinomas of the gastrointestinal tract. It occurs in the body in several forms, including gastrin
                                       17 (a 17 amino acid peptide) and gastrin 34 (a 34 amino acid peptide).
 Gonadotropin Releasing Hormone (GnRH):a hormone secreted in the hypothalmus that stimulates the release of other reproductive hormones (including ultimately, testosterone, estrogen and progesterone).
                               Hapten: a small molecule (peptide), not antigenic by itself, that can be bound to by antibodies. It can be made antigenic and elicit such antibodies when joined to a foreign molecule (carrier).
                               Hormone:a chemical substance produced by an organ or cells of an organ in one part of the body, and carried in the blood to another organ or part of the body; and which has a specific regulatory effect on the activity of the body including growth, metabolism and reproduction.
    human Chorionic Gonadotropin (hCG):a female hormone secreted by a fertilized egg necessary to start pregnancy.
                         Immune System:the complex group of organs and cells which has the ability to fight infection and disease.
                             Immunogen:any molecule capable of inducing the immune system to produce an antibody response against it.
                            Metastasis:a process by which cancer cells spread from the primary tumor to distant sites such as the lung, liver, bone, or brain. A cancer that has spread is said to be metastatic, and the distant tumors are called metastases.
                               Peptide:a molecule composed of amino acids that are linked to each other in a sequence.
                               Placebo:an inert non-drug substance that is given to the control group for comparison to a new experimental drug, usually in a randomized clinical trial.
             Randomized Clinical Trial:a clinical trial with at least two arms, in which the decision as to which arm a new patient is assigned is, by design, made by chance.
                    Standard Treatment:a currently accepted treatment for a given disease. The drug treatment often given to one group (or arm) of patients in a clinical trial. The standard treatment can serve as the control arm, in place of a placebo, for comparison to a new experimental drug treatment.
                       Treatment Group:the patient group, or arm, of a clinical trial that receives the new experimental drug treatment.
                               Vaccine:an immunogen consisting of an attenuated or killed microorganism, administered to induce the immune system to produce antibodies to fight an infectious disease.
                        Vaccine - Like:an immunogen consisting of a synthetic hapten (peptide) joined together with a foreign molecule, administered to induce the immune system to produce antibodies against the peptide.


Item 2.  Properties

The Company does not own any real property. The Company presently leases research and development facilities in Yolo County, California and in Leicestershire County, United Kingdom. The Company leases its corporate headquarters in Miami, Florida. The Company believes that these facilities are suitable for its operations for the foreseeable future. These leases expire at various dates through December 31, 2002. The minimum rental commitments for the year ending December 31, 2002 is $22,000 and none thereafter. The leases provide various options to renew, but the Company may or may not choose to renew any of the leases. The Company may or may not relocate one or more of the Company facilities based on strategic planning.

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



For The Year Ended January 31, 2001:
         1st Quarter                                   $45.00                    $21.50
         2nd Quarter                                   $34.00                    $16.00
         3rd Quarter                                   $31.91                    $22.00
         4th Quarter                                   $30.00                    $15.75
For The Eleven Months Ended December 31, 2001:
         Two Months Ended March 31, 2001               $22.56                    $12.13
         2nd Quarter                                   $24.81                    $14.41
         3rd Quarter                                   $21.98                    $ 6.95
         4th Quarter                                   $18.59                    $ 9.02



We have never paid any cash dividends on our common stock. Although there are no restrictions that currently limit our ability to pay cash dividends, we intend to retain all future earnings, if any, until the Company generates sufficient revenues to allow for the payment of dividends. We do not expect to pay any cash dividends in the foreseeable future.

In August 2001, we closed a $14.25 million financing of unregistered equity securities with several institutional investors. Aphton sold approximately 1.2 million shares of common stock at $12.00 per share. These shares were subsequently registered in September, 2001. UBS Warburg acted as the placement agent on the transaction and Miller Johnson Steichen Kinnard assisted in the transaction.

Subsequent to year end, on March 21, 2002, the Company sold 1,200,000 shares of registered common stock at $10.50 per share and received net proceeds of $11.8 million. Subsequent to year end, on February 7, 2002, the Company sold 1,345,000 shares of registered common stock at $12.70 per share and received net proceeds of $16.1 million.

As of December 31, 2001, Aphton had approximately 300 shareholders of record and approximately 5,000 beneficial holders of its Common Stock.


Item 6.  Selected Financial Data

                         SELECTED FINANCIAL INFORMATION

The selected financial data set forth below with respect to the Company's statements of operations and balance sheets for the eleven months ended December 31, 2001, the years ended January 31, 2001, 2000 and 1999, the nine months ended January 31, 1998 and the year ended April 30, 1997, are derived from audited financial statements and should be read together with the financial statements and related notes included in this Annual Report. All selected financial data are not covered by the independent accountants' report. The data presented below should be read together with the financial statements, related notes, and other financial information included herein.



Statement of Operations       Eleven Months                                           Nine Months
Data:                             Ended                                                 Ended         Year Ended
(In thousands,                 December 31,           Year Ended January 31,          January 31,       April 30,
except per share data)            2001           2001        2000         1999         1998              1997
                                  ----           ----        ----         ----         ----              ----
Research & development
  expenditures                  $28,676         $15,302      $10,821      $9,454        $4,963          $5,206
Net loss                        $(31,264)       $(16,397)    $(11,193)    $(9,757)      $(6,605)        $(5,629)
Net loss per share              $(1.87)         $(1.02)      $(0.76)      $(0.68)       $(0.48)         $(0.44)
Weighted average shares
  outstanding                   16,739          16,100       14,731       14,431        13,733          12,913




Balance Sheet Data:           December 31,                        January 31,                          April 30,
                                 2001             2001        2000        1999          1998            1997
                                 ----             ----        ----        ----          ----            ----

Cash and current
  investments                  $ 6,323          $18,664       $19,179     $10,555       $14,226         $8,846
Total assets                   $13,983          $27,364       $28,192     $19,891       $23,580         $18,362
Total liabilities              $20,715          $16,208       $16,132     $13,339       $12,273         $15,851
Accumulated deficit            $(100,615)       $(69,351)     $(52,954)   $(41,760)     $(32,004)       $(25,399)
Total stockholders'            $(6,733)         $11,157       $12,060     $  6,552      $11,307         $  2,511
(deficit) equity



     In 1998, we changed our fiscal year-end from April 30 to January 31. In May 2000, we changed accountants from PricewaterhouseCoopers LLP to Ernst & Young LLP. The change is discussed in Item 9 of this Report. In March 2001, we changed our fiscal year-end from January 31 to December 31.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


                             Results of Operations

            Eleven Months Ended December 31, 2001 and the Years Ended
                            January 31, 2001 and 2000

During the eleven months ended December 31, 2001, the Company reported a net loss of $31,264,455. During this period the Company had no contract revenues. The investment earnings on cash and current investments for the eleven months ended December 31, 2001 was $393,768, compared to $1,554,661 for the year ended January 31, 2001. This significant decrease was due to lower average cash balances and interest rates. Total research and development expenditures increased $13,374,272 in the eleven months ended December 31, 2001 over the year ended January 31, 2001. This 87% increase was a result of the increased clinical trial costs associated with the development of the Company's products. These costs included the costs of establishing centers where patients are treated and monitored. Research and development expenses were reduced by approximately $660,000. This reduction corresponds with an adjustment of the same amount for unrealized loss on investment securities. The Company allows certain employees to defer a portion of compensation, and the Company transfers this amount into an investment account that the employee then directs the investment of the funds. The related investment securities are held by the Company, and are subject to the general creditors of the Company. These employees direct the investment of the funds, and the changes in value in these investments are recognized as unrealized gains and losses in the statement of operations with a corresponding increase or decrease to the carrying value of the investment account. The same amount is used to adjust research and development expense and the corresponding liability for employees' wages and benefits payable.
Unrealized holding losses on trading securities and the corresponding decrease in research and development expense totaled approximately $660,000 in the eleven month period ending December 31, 2001 and approximately $1,000,000 for the year ended January 31, 2001. Unrealized holding gains on trading securities and the corresponding increase in research and development expense totaled approximately $1,000,000 in the year ended January 31, 2000.

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

During the year ended January 31, 2001, the Company reported a net loss of $16,397,139. During this period the Company had no contract revenues. The investment earnings on cash and current investments for the year was $1,554,611. This significant increase was due to higher average cash balances. Total research and development expenditures increased $4,480,822. Research and development cash expenditures were approximately $5,468,000 greater in the year ended January 31, 2001 than in the year ended January 31, 2000. This increase was a result of the increased clinical trial costs associated with the development of the Company's products.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The original effective date for SFAS No. 133 was for all fiscal years beginning after June 15, 1999. As a result of the issuance of SFAS No. 137, the effective date for SFAS No. 133 is for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended and interpreted, did not have an impact on the financial statements.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company believes the adoption of these statements will have no impact on its financial position or results from operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company believes the adoption of this statement will have no impact on its financial position or results from operations.

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

Subsequent to year end, on March 21, 2002, the Company sold 1,200,000 shares of registered common stock at $10.50 per share and received net proceeds of $11.8 million. Subsequent to year end, on February 7, 2002, the Company sold 1,345,000 shares of registered common stock at $12.70 per share and received net proceeds of $16.1 million.

The selected pro forma financial information summarized below shows the effect of the net proceeds from equity financing transactions received on February 7, 2002 and March 21, 2002 as if the closing of those transactions had occurred, and the net proceeds from those transactions had taken place, on December 31, 2001.



         Balance Sheet Data:                                 Pro Forma December 31              December 31,
                                                                      2001                          2001
                                                                      ----                          ----

         Cash and current investments                              $ 34,223                      $  6,323
         Total assets                                              $ 41,883                      $ 13,983
         Total stockholders' equity (deficit)                      $ 21,167                      $ (6,733)
         Weighted average shares outstanding                         17,045                        16,739


The unaudited pro forma financial information is not necessarily indicative of the Company's future results of operations. The unaudited pro forma financial information should be read in conjunction with this section captioned "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and with our financial statements and related notes included in this report.

During the eleven months ended December 31, 2001, the Company received proceeds of approximately $13.3 million net of approximately $1.0 million offering costs from the closing of a private financing with several funds. The Company issued 1,187,503 shares of common stock and there were no warrants or options included with this private placement. Approximately 170,000 additional shares will be issued subsequent to December 31, 2001 due to an anti-dilution provision for the sale of securities less than $12.00 per share prior to October, 2002.

During the year ended January 31, 2001, the Company received net proceeds of $15.5 million from the closing of a private financing with several international biotechnology/healthcare funds. The Company issued 491,509 shares of common stock and there were no warrants or options included with this private placement. The Company has not performed any research for third parties and has no sources of income from operations. Cash flows from investing activities are not anticipated to be significant. The Company has no short or long term debt or lines of credit established. The Company anticipates that the sale of its equity securities will continue to finance operations for the foreseeable future.

During the year ended January 31, 2000, in a private placement the Company sold 800,000 shares of common stock for $11,200,000, net of expenses. The Company also issued 359,000 shares through the exercise of outstanding purchase warrants, resulting in net proceeds of $5,502,250.

The Company anticipates that its existing capital resources which are composed primarily of cash and short-term cash investments, including the proceeds of its private placements and interest thereon, would enable it to maintain its currently planned operations through the year ending December 31, 2002. The
Company's working capital and capital requirements will depend upon numerous factors, including the following: the progress of the Company's research and development program, preclinical testing and clinical trials; the timing and cost of obtaining regulatory approvals; the levels of resources that the Company devotes to product development, manufacturing and marketing capabilities; technological advances; competition; and collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing and marketing of certain of the Company's products and the ability of the Company to obtain funds from such strategic alliances or from other sources.

                          Critical Accounting Policies

The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" (FRR 60), suggesting companies to provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. Aphton believes the following represent the critical accounting policies of the Company as contemplated by FRR 60. For a summary of all the Company's significant accounting policies, including the critical accounting policies discussed below, see Note 2 to the accompanying financial statements.

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

Income Taxes
The Company  accounts  for income  taxes  pursuant  to  Statement  of  Financial
Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires an asset and liability approach in accounting for income taxes. Under this method, the amount of deferred tax asset or liability is calculated by applying the provisions of enacted tax laws to the differences in the bases of assets and liabilities for financial and income tax purposes. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, the Company has established a full valuation allowance against its deferred tax assets.

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

The Company's trading securities consist of mutual funds and relate to a Company plan whereby certain individuals may forego immediate receipt of wages. In connection therewith, the Company establishes a liability for accrued wages and records the related compensation expense as services are performed. Further, the Company segregates an amount of funds in investment accounts equal to the liability for accrued wages. The investment accounts (trading securities) remain assets of the Company, and are subject to the general creditors of the Company. Upon transfer of the funds to the investment accounts, the employees direct the specific investment of the funds. The changes in value in the investment accounts (trading securities) are recognized as unrealized gains and losses in the statements of operations, with a corresponding increase or decrease to research and development expense and the liability for employees' wages and benefits.

Unconditional Supply Commitment
The Company has the unconditional right to receive supplies originally aggregating $9 million from Aventis Pasteur. The Company's policy is to review the current market prices of available supplies, if any, to assure that they remain above the stated Aventis Pasteur contract price of the materials and that the right to receive the supplies remains unimpaired. Aventis Pasteur is one of the largest pharmaceutical vaccine manufacturers in the world. The Company monitors the financial performance of Aventis Pasteur to assure that they will continue to be able to perform under the contract, wherein the special order supplies are to be provided from supplies manufactured by Aventis Pasteur in large quantities and sold to many customers, including the U.S. Government, as part of Aventis Pasteur's basic franchise (business). The contract allows for inflation based increases in the per unit costs of the supplies which the Company and Aventis Pasteur believe are sufficient to assure that there will be no future financial hardship incurred by Aventis Pasteur in the execution of the agreement.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.
Aphton's market risks are all immaterial. Investment securities consist principally of debt securities issued by the US Treasury and other US Government agencies and corporations and investment in other securities, including mutual funds.

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

Item 14. Exhibits,  Financial Statement Schedules, and Reports on Form 8-K.

(a)  Documents filed as part of this Form 10-K


(i)  Financial  Statements:

     Reports of Independent Certified Public Accountants

     Balance Sheets as of December 31, 2001 and January 31, 2001

     Statements of Operations for the eleven months ended December 31, 2001 and for the years ended January 31, 2001 and 2000

     Statements of Stockholders' (Deficit) Equity for the eleven months ended December 31, 2001 and for the years ended January 31, 2001 and 2000

     Statements of Cash Flows for the eleven months ended December 31, 2001 and for the years ended January 31, 2001 and 2000

     Notes to the Financial Statements

(ii) Financial Statements  Schedules:
     Financial Statement Schedules are omitted because they are either not required, not applicable, or the information is included in the Financial Statements or Notes thereto.

(b)     Exhibits

          Exhibit Number                     Description
          --------------                     -----------


          3.1  Certificate  of  Incorporation   (Incorporated  by  reference  to
               Exhibit B of the Registrant's Definitive Proxy Statement filed October 8, 1997)

          3.3  By-Laws   (Incorporated   by   reference  to  Exhibit  C  of  the
               Registrant's Definitive Proxy Statement filed October 8, 1997)

          23.1 Consent of Ernst & Young LLP, Independent Certified Public Accountants.

          23.2 Consent of PricewaterhouseCoopers LLP, Independent Certified Public Accountants.

(c)  Reports on Form 8-K

     During the three-month period ending December 31, 2001, the Company did not file any reports on Form 8-K.

     Subsequent to year end, the Company filed the following current reports on Form 8-K:

          - on January 23, 2002, announcing the completion of patient recruitment for the Company's gastric cancer clinical trial;

          -    on  January  31,  2002,   announcing  the   effectiveness   of  a
               registration statement on Form S-3 to sell 1,500,000 shares of the Company's common stock;

          - on February 5, 2002, disclosing the existence of an underwriting agreement among the Company, UBS Warburg LLC and Morgan Keegan & Co., Inc.;

          - on February 5, 2002, announcing the sale of 1,345,000 shares of the Company's common stock;

          - on February 7, 2002, announcing the closing of the offer and sale of 1,345,000 shares of the Company's common stock;

          - on February 11, 2002, disclosing that a scientific collaborator of the Company had announced interim results of a gastric cancer Phase II clinical trial at the 12th International Congress in Paris on anti-cancer treatment;

          - on March 18, 2002, disclosing certain preliminary unaudited summary financial information of the Company for the period ended December 31, 2001;

          - on March 18, 2002, disclosing the existence of an underwriting agreement between the Company and Morgan Keegan & Co., Inc.;

          - on March 21, 2002, announcing the closing of the offer and sale of 1,200,000 shares of the Company's common stock.

Dated:  March 29, 2002                      APHTON CORPORATION


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


   Signatures                                      Title                                Date

  /s/ Philip C. Gevas
---------------------------           Chairman of the Board, Chief Executive       March 29, 2002
    PHILIP C. GEVAS                               Officer  and President


  /s/ William A. Hasler
---------------------------           Vice Chairman of the Board, Director and     March 29, 2002
  WILLIAM A. HASLER                           Co-Chief Executive Officer


  /s/ Nicholas John Stathis
---------------------------                         Director                       March 29, 2002
   NICHOLAS JOHN STATHIS


  /s/ Frederick W. Jacobs
 ---------------------------          Vice President, Treasurer, Chief             March 29, 2002
   FREDERICK W. JACOBS                Accounting Officer and Principal
                                              Financial Officer




                        INDEX TO FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS


                                                                                                      Page
                                                                                                      ----

Reports of Independent Certified Public Accountants                                                     29

Balance Sheets - December 31, and January 31, 2001                                                      30

Statements of Operations -                                                                              31
  for the eleven months ended December 31, 2001 and the years ended January 31, 2001 and 2000

Statements of Stockholders' (Deficit) Equity -                                                          31
  for the eleven months ended December 31, 2001 and the years ended January 31, 2001 and 2000

Statements of Cash Flows -                                                                              32
  for the eleven months ended December 31, 2001 and the years ended January 31, 2001 and 2000

Notes to the Financial Statements                                                                       33


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Aphton Corporation

We have audited the accompanying balance sheets of Aphton Corporation as of December 31, 2001 and January 31, 2001 and the related statements of operations, stockholders' (deficit) equity and cash flows for the eleven months ended December 31, 2001 and the year ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aphton Corporation as of December 31, 2001 and January 31, 2001, and the results of its operations and its cash flows for the eleven months ended December 31, 2001 and the year ended January 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                       /s/ Ernst & Young LLP
Miami, Florida
March 21, 2002



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders
Aphton Corporation

In our opinion, the statements of operations, stockholders' equity and cash flows for the year ended January 31, 2000 present fairly, in all material respects, the results of operations and cash flows of Aphton Corporation (the "Company") for the year ended January 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                                         /s/ PricewaterhouseCoopers LLP
Honolulu, Hawaii
April 24, 2000

                               APHTON CORPORATION


                  Balance Sheets - December 31, and January 31, 2001


Assets                                                          December 31,      January 31,
                                                                   2001             2001
Current Assets:
Cash and current investments:
     Cash and short-term cash investments                        $3,176,717      $3,508,577
     Investment securities-trading                                1,147,417       1,653,180
     Investment securities-held-to-maturity                       1,999,006      13,502,695
                                                                 ----------     -----------
         Total cash and current investments                       6,323,140      18,664,452
Other assets (including current portion of
     unconditional supply commitment)                               595,390         733,323
                                                                 ----------     -----------
         Total current assets                                     6,918,530      19,397,775
Equipment and improvements, at cost,
     net of accumulated depreciation and amortization               188,597         166,437
Unconditional supply commitment                                   6,875,515       7,800,000
                                                                 ----------     -----------
        Total assets                                            $13,982,642     $27,364,212
                                                                ===========     ===========

       Liabilities and Stockholders' (Deficit) Equity

Liabilities:
Current liabilities:
     Accounts payable and other                                 $10,715,430      $6,207,569
                                                                -----------     -----------
         Total current liabilities                               10,715,430       6,207,569
     Deferred revenue                                            10,000,000      10,000,000
                                                                -----------     -----------
         Total liabilities                                       20,715,430      16,207,569
                                                                -----------     -----------
Commitments

Stockholders' (Deficit) Equity:
     Preferred stock, $0.001 par value -
      Authorized:  2,000,000 shares
      Issued and outstanding:  none                                      -                -
     Common stock, $0.001 par value -
      Authorized:  30,000,000 shares
      Issued and outstanding:17,386,996 shares at
      December 31, 2001 and 16,199,493 shares
      at January 31, 2001                                           17,387           16,199
     Additional paid in capital                                 93,566,314       80,292,478
     Purchase warrants                                             298,900          198,900
     Accumulated deficit                                      (100,615,389)     (69,350,934)
                                                              --------------    -------------
         Total stockholders' (deficit) equity                   (6,732,788)      11,156,643
                                                              --------------    -------------
         Total liabilities and stockholders'(deficit) equity   $13,982,642      $27,364,212
                                                              ==============    =============



          The accompanying notes are an integral part of the financial statements.


                                                  APHTON CORPORATION
                                              Statements of Operations
                 for the eleven months ended December 31, 2001 and the years ended January 31, 2001 and 2000

                                                      December 31,       January 31,        January 31,
                                                          2001               2001               2000
Revenue:                                             $          -       $         -          $       -
                                                     ------------       -----------          ---------
Costs and Expenses:
     General and administrative                         2,319,539         1,661,910           1,775,652
     Research and development                          28,676,455        15,302,183          10,821,361
                                                     ------------       ------------        ------------
         Total costs and expenses                      30,995,994        16,964,093          12,597,013
                                                     ------------       ------------        ------------
         Loss from operations                          30,995,994        16,964,093          12,597,013
Other Income (expense):                             ------------       ------------        ------------
     Dividend and interest income                         393,768         1,554,611             444,980
     Unrealized (losses) gains from investments          (662,229)         (987,657)            958,737
                                                     ------------       ------------        ------------
     Net loss                                        $(31,264,455)     $(16,397,139)       $(11,193,296)
Per share data                                       ------------      --------------      --------------
     Basic and diluted loss per common share               $(1.87)           $(1.02)             $(0.76)
     Weighted average number of                      -------------     --------------      --------------
         common shares outstanding                     16,739,267        16,100,108          14,731,301
                                                     =============     ==============      ==============


          The accompanying notes are an integral part of the financial statements.




                               APHTON CORPORATION
                   Statements of Stockholders' (Deficit) Equity
                  for the eleven months ended December 31, 2001
                  and the years ended January 31, 2001 and 2000


                                                             Additional
                                       Common    Stock         Paid in          Purchase    Accumulated
                                       Shares    Amount        Capital          Warrants      Deficit            Total

Balance, January 31, 1999         14,433,984    $14,434     $47,960,689        $336,904    $(41,760,499)      $6,551,528
                                   ----------    -------     ----------         --------    -------------      ----------
     Exercise of purchase
        warrants                     359,000        359       5,639,895         (138,004)              -        5,502,250
     Sale of stock, net              800,000        800      11,199,200                -               -       11,200,000
     Net loss                              -          -               -                -     (11,193,296)     (11,193,296)
                                  ------------   ------      ----------         --------    --------------    ------------
  Balance, January 31, 2000       15,592,984     15,593      64,799,784          198,900     (52,953,795)      12,060,482
                                  ------------   ------      ----------         --------    --------------    ------------
     Exercise of purchase
        warrants                     115,000        115         246,385                                -          246,500
     Sale of stock, net              491,509        491      15,246,309                -               -       15,246,800
     Net loss                              -          -               -                -     (16,397,139)     (16,397,139)
                                  -----------    ------      ----------          -------     ------------     ------------
Balance, January 31, 2001         16,199,493     16,199      80,292,478          198,900     (69,350,934)      11,156,643
                                  -----------    ------      ----------          -------     ------------      -----------
     Sale of stock, net            1,187,503      1,188      13,273,836                -               -       13,275,024
     Issuance of warrants                  -          -               -          100,000               -          100,000
     Net loss                              -          -               -                -     (31,264,455)     (31,264,455)
                                  -----------   -------     -----------         --------   --------------     ------------
Balance, December 31, 2001        17,386,996    $17,387     $93,566,314         $298,900   $(100,615,389)     $(6,732,788)
                                  ===========   =======     ===========         ========   =============      ============


          The accompanying notes are an integral part of the financial statements.




                                                          APHTON CORPORATION
                                                       Statements of Cash Flows
                    for the eleven months ended December 31, 2001 and for the years ended January 31, 2001 and 2000

                                                          December 31,        January 31,        January 31,
                                                              2001                2001               2000
Cash flows from operating activities:
     Cash paid to suppliers and employees               $(24,593,507)      $(15,467,013)        $(9,446,861)
     Purchase of trading securities                         (156,467)          (259,957)         (2,201,968)
     Proceeds (losses) from trading securities              (662,229)          (987,657)          1,987,611
     Interest and dividends received                         393,768          1,554,611             444,980
                                                       ---------------    ---------------      ---------------
       Net cash used in operating activities             (25,018,435)       (15,160,016)         (9,216,238)
Cash flows from investing activities:                  ---------------    ---------------      ---------------
  Purchase of held to maturity securities                (15,311,311)       (59,471,854)        (10,438,097)
  Proceeds from maturity of held to
            maturity securities                           26,815,000         52,788,000           3,560,000
  Capital expenditures                                       (92,138)           (61,116)            (34,986)
                                                       ---------------    ---------------     ---------------
    Net cash used in investing activities                 11,411,551         (6,744,970)         (6,913,083)
Cash flows from financing activities:                  ---------------    ---------------     ---------------
  Sales of stock                                          13,275,024         15,493,300          16,702,250
                                                       ---------------    ---------------     ---------------
    Cash received from financing activities               13,275,024         15,493,300          16,702,250
                                                       ---------------    ---------------     ---------------
       Net (decrease) increase in cash and
         short-term cash investments                        (331,860)        (6,411,686)            572,929
Cash and short-term cash investments:
     Beginning of period                                   3,508,577          9,920,263           9,347,334
                                                       ---------------    ---------------     ---------------
     End of period                                        $3,176,717         $3,508,577          $9,920,263
                                                       ===============    ===============     ===============
        Reconciliation of net loss to net cash
             used in operating activities
Net loss                                                $(31,264,455)      $(16,397,139)       $(11,193,296)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Stock purchase warrants                                    100,000               -                  -
  Depreciation and amortization                               69,978             68,029              77,236
  Net (increase) decrease in investment
    securities-trading                                      (156,466)           379,581            (214,357)
Unrealized (gains) losses from investments                   662,229            987,657            (958,737)
  (Decrease) increase in accrued employee benefits          (662,229)          (987,657)            958,737
     Changes in -
       Other assets                                          188,269             45,311              75,148
     Unconditional supply commitment                         874,149            820,000             205,000
       Accounts payable and other                          5,170,090            (75,798)          1,834,031
                                                       ---------------    ---------------      ---------------
Net cash used in operating activities:                  $(25,018,435)      $(15,160,016)          $(9,216,238)
                                                       ===============    ===============     ================


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

Aphton's fiscal year end was changed in March, 2001 from January 31 to December 31, effective for the 11 month period ending December 31, 2001.

2.   Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S.) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, however management believes such differences are unlikely to be significant.

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

General and Administrative Expenses
     General and administrative expenses represent expenses not clearly related to research and development expense. A significant portion of these expenses are related to intellectual property/patent legal costs and salaries, which are typically excluded from research and development according to Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs."

Equipment and Improvements
     Equipment and improvements are depreciated using accelerated methods over the estimated economic lives (5-7 years) of the assets. Improvements are amortized over the term of the lease, or the life of the asset, whichever is shorter, using the straight-line method. Betterments that substantially extend the useful life of equipment and furniture generally reduce the accumulated depreciation of the respective asset.

Income Taxes
     The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires an asset and liability approach in accounting for income taxes. Under this method, the amount of deferred tax asset or liability is calculated by applying the provisions of enacted tax laws to the differences in the bases of assets and liabilities for financial and income tax purposes. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

Cash Equivalents
    For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments, including short-term cash investments with initial or remaining maturity from date of purchase of three months or less, to be cash equivalents.

Investment Securities
    Investment securities consist principally of debt securities issued by the U.S. Treasury and other U.S. Government agencies and corporations and investment in other securities, including mutual funds.

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

    The Companys held-to-maturity securities consist of marketable debt securities. These securities are issued by a diversified selection of corporate and U.S. government agencies with strong credit ratings. The Company's investment policy limits the amount of credit exposure with any one institution. Other than asset-backed securities, these debt securities are generally not collateralized. The Company has not experienced any material losses due to credit impairment on investments in marketable debt securities in any year.

Impairment of the Unconditional Supply Commitment
    As discussed in Note 3, the Company has the unconditional right to receive supplies originally aggregating $9 million from Aventis Pasteur. The Company's policy is to review the current market prices of available supplies, if any, to assure that they remain above the stated Aventis Pasteur contract price of the materials and that the right to receive the supplies remains unimpaired. Aventis Pasteur is one of the largest pharmaceutical vaccine manufacturers in the world. The Company monitors the financial performance of Aventis Pasteur to assure that they will continue to be able to perform under the contract, wherein the special order supplies are to be provided from supplies manufactured by Aventis Pasteur in large quantities and sold to many customers, including the U.S. Government, as part of Aventis Pasteur's basic franchise (business). The contract allows for inflation based increases in the per unit costs of the supplies which the Company and Aventis Pasteur believe are sufficient to assure that there will be no future financial hardship incurred by Aventis Pasteur in the execution of the agreement.

New Accounting Pronouncements
    On February 1, 2002 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, which had no impact on the Company's financial condition or its results of operations.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company believes the adoption of these statements will have no impact on its financial position or results from operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company believes the adoption of this statement will have no impact on its financial position or results from operations.

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

3.  License and Co-Promotion Agreements

In June 1998, Aphton and SmithKline Beecham (now GlaxoSmithKline) signed a Collaboration and License agreement, granting GlaxoSmithKline exclusive rights worldwide to Aphton's GnRH-related patents and proprietary technology. The agreement covers the diagnosis, treatment and prevention of GnRH-related cancers and other diseases in humans. Human cancer indications for the anti-GnRH product are prostate, breast, ovarian and endometrial cancer. Additional medical indications for the anti-GnRH product are endometriosis, polycystic ovaries, uterine fibroids, contraception, infertility and precocious puberty. Under terms of the agreement, Aphton and GlaxoSmithKline are collaborating in a joint product development program, with GlaxoSmithKline responsible for clinical trials and regulatory approvals, and for worldwide marketing and distribution of approved products. The agreement uses a royalty mechanism based on product sales, in dollars, worldwide to determine Aphton's revenues. As part of the Agreement, GlaxoSmithKline made an equity investment of $5,000,000 for 237,867 shares of newly issued Aphton common stock.

On February 14, 1997 Aphton signed an agreement with Pasteur Merieux Connaught (Rhone-Poulenc Group) which is now known as Aventis Pasteur, a leader in medical science and research and one of the world's largest vaccine manufacturers and marketers, for a strategic alliance for all human cancer applications of the Company's anti-gastrin immunogen product including stomach, colorectal, liver and pancreatic cancers. Under the terms of the twenty-year license and co-promotion agreement, Aphton will be responsible for product development, clinical trials and regulatory agency approvals, and Aventis Pasteur will be responsible for promotion, advertising, marketing, distribution and sales of the anti-gastrin immunogen product in the United States, Canada, Europe (including the C.I.S. countries) and Mexico. In addition, Aphton and Aventis Pasteur entered into agreements providing for: (a) the supply of the anti-gastrin immunogen product from Aphton to Aventis Pasteur; and (b) the supply of certain components of the anti-gastrin immunogen product (as well as other Aphton products) from Aventis Pasteur to Aphton. Aventis Pasteur will fund the costs associated with product introduction, promotion, advertising and marketing throughout the territory covered by the agreement. Under the terms of the agreement, in addition to upfront consideration aggregating $10 million including $1 million cash and the supply commitment (of material suitable for human use) of $9 million, Aphton will receive the majority of the profits from sales of the anti-gastrin immunogen product with the balance of profits to be retained by Aventis Pasteur.

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

Under the agreement, Aventis Pasteur shall have the right to terminate upon one hundred eighty (180) days prior notice to Aphton, in the event that it determines, following completion of Phase III clinical trials of the gastrointestinal cancer product (and receipt by Aventis Pasteur of the results and supporting data obtained in such trials), that for safety and efficacy reasons it does not wish to co-promote, market or sell the Product. In addition, either party may terminate the agreement by (a) mutual agreement, (b) for uncured material breach and (c) due to liquidation, insolvency, etc. Further, under the agreement, none of the aggregate $10 million consideration, either the cash or the Company's rights to the full $9 million in unconditional supply commitment, is refundable to Aventis Pasteur under any conditions. There is no provision under the agreement for the unconditional supply commitment to be satisfied by Aventis Pasteur with a cash payment. (The $10 million license payment was recognized for tax purposes in the year ended April 30, 1997.)


4.  Equipment and Improvements

At December 31, 2001 and January 31, 2001, equipment and improvements consisted of the following:


                                                  December 31,     January 31,
                                                     2001             2001
                                                 ------------     -----------
Laboratory equipment                               $546,158         $502,607
Leasehold improvements                              398,232          349,646
Office and laboratory furniture and fixtures        232,980          232,980
                                                 ------------     ------------
                                                  1,177,370        1,085,233
Less accumulated depreciation and amortization     (988,773)        (918,796)
                                                 ------------      -----------
                                                   $188,597         $166,437
                                                 ============     ============

5.  Accounts Payable and Other

At December 31, 2001 and January 31, 2001, accounts payable and other was composed of:


                                   December 31,        January 31,
                                       2001               2001
                                   -------------      -------------
Trade accounts payable             $9,316,764          $4,276,270
Accrued wages payable               1,147,417           1,653,180
Employee benefits payable             251,249             278,119
                                   -------------      -------------
                                   $10,715,430         $6,207,569
See related Note 6.

6.  Investment Securities

Securities classified as trading and held-to-maturity at December 31, 2001 and January 31, 2001 are summarized below. Estimated fair value is based on quoted market prices for these or similar investments.



                       December 31,                                     Unrealized     Unrealized
                           2001                                Cost        Gains         Losses       Fair Value
                       -------------                           ----     -----------    -----------    -----------
Trading securities (carried at fair value):                 $1,809,646                  $662,229      $1,147,417
                                                                           $--

Securities held to maturity (carried at amortized cost):    $1,999,006     $--             $-         $1,999,006


                       January 31,
                          2001
                      -------------
Trading securities (carried at fair value):                 $2,640,837     $--          $987,657      $1,653,180


Securities held to maturity (carried at amortized cost):   $13,502,695    $13,270         $--        $13,515,965

The Company held no available-for-sale investment securities at December 31, 2001 and January 31, 2001.

The carrying values of all investment securities held at December 31, and January 31, 2001 are summarized below:

Security                                                      December 31,      January 31,
--------                                                           2001             2001
                                                               ------------     -----------
Trading securities                                               $1,147,417      $1,653,180
Securities held-to-maturity maturing within one year              1,999,006      13,502,695
                                                              -------------     -----------
     Total short-term investments                                $3,146,423     $15,155,875
                                                              =============    =============

The Company's trading securities consist of mutual funds and relate to a Company plan whereby certain individuals may forego immediate receipt of wages. In connection therewith, the Company establishes a liability for accrued wages and records the related compensation expense as services are performed. Further, the Company segregates an amount of funds in investment accounts equal to the liability for accrued wages. The investment accounts (trading securities) remain assets of the Company, and are subject to the general creditors of the Company. Upon transfer of the funds to the investment accounts, the employees direct the specific investment of the funds. The changes in value in the investment accounts (trading securities) are recognized as unrealized gains and losses in the statements of operations, with a corresponding increase or decrease to research and development expense and the liability for employees' wages and benefits. Unrealized holding losses on trading securities and the corresponding decrease in research and development expense totaled approximately $.6 million in the eleven month period ended December 31, 2001. Unrealized holding losses on trading securities and the corresponding decrease in research and development expense totaled approximately $1.0 million in the year ended January 31, 2001. Unrealized holding gains on trading securities and the corresponding increase in research and development expense totaled approximately $1.0 million in 2000.

7.  Common Stock, Preferred Stock and Purchase Warrants

Common Stock -

    During the eleven month period ended December 31, 2001, the Company received proceeds of approximately $13.3 million net of approximately $1.0 million offering costs from the closing of a private financing with several funds. The Company issued 1,187,503 shares of common stock and there were no warrants or options included with this private placement.

    During the year ended January 31, 2001, the Company received proceeds of approximately $15.5 million net of approximately $1.0 million offering costs from the closing of a private financing with several international biotechnology/healthcare funds. The Company issued 491,509 shares of common stock and there were no warrants or options included with this private placement.

Preferred Stock -

    The Company has 2,000,000 shares of authorized preferred stock, none of which has ever been issued.

Purchase Warrants -

    Each warrant described below is exercisable for one share of common stock and is subject to the restrictive holding requirements of SEC Rule 144. The term of the warrants ranges from 8 to 23 years. In December, 1999 there were 1,000,000 warrants with an exercise price of $14.75 reserved for future use.

    The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," as amended and interpreted. Accordingly, no compensation expense is recorded for warrants issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only. All stock-based awards to nonemployees are accounted for at their fair value in accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". There were 800,360 employee stock purchase warrants granted in the eleven month period ended December 31, 2001, which expire October 1, 2021. Based on Black-Scholes values, for the eleven month period ended December 31, 2001, the pro forma net loss would be approximately $34 million and the pro forma loss per common share would be approximately $2.05. There were 10,000 stock purchase warrants granted in the eleven month period ended December 31, 2001, which expire October 1, 2021, to a non-employee. Based on Black-Scholes values, for the period ended December 31, 2001, the net loss was increased by approximately $100,000.

    There were 36,000 employee stock purchase warrants granted in the year ended January 31, 2001. Based on Black-Scholes values, for the year ended January 31, 2001, the pro forma net loss would be $16,908,699 and the pro forma loss per common share would be $1.05. There were 150,000 employee stock purchase warrants granted in 2000. Based on Black-Scholes values, for the year ended January 31, 2000, the pro forma net loss would be $13,231,796 and the pro forma loss per common share would be $.90.

    The following assumptions were used in the Black-Scholes option pricing model for the 800,360 and 10,000 purchase warrants granted in the eleven month period ended December 31, 2001 to employees and non-employees, respectively. The stock price and exercise price of these twenty-year warrants were set at $14.75 on the date of grant, which was October 1, 2001. The risk-free rate of return used was 7.0%. The expected dividend yield used was 0%. The expected time to exercise used was 19.75 years. The expected volatility used was 100%.

    The following assumptions were used in the Black-Scholes option pricing model for the 36,000 and 150,000 purchase warrants granted to employees in the years ended January 31, 2001 and 2000, respectively. The stock price and exercise price were set at $14.75 on the date of grant, which was May 2000 and 1999, respectively. The risk-free rate of return used was 7.0%. The expected dividend yield used was 0%. The expected time to exercise used was 10 years. The expected volatility used was 100%.

The following table summarizes purchase warrant activity over the past three fiscal periods:
                                                              Weighted-Average
                                        Number of Shares       Exercise  Price
                                        ----------------      -----------------

Outstanding  at January 31, 1999           2,013,400                $13.76
      Granted                                150,000                $14.75
      Exercised                             (359,000)               $15.33
                                         -------------
Outstanding at January 31, 2000            1,804,400                $13.58
                                         -------------
      Granted                                 36,000                $14.75
      Exercised                             (115,000)                $2.14
                                         -------------
Outstanding at January 31, 2001            1,725,400                $14.37
      Granted                                810,360                $14.75
      Exercised                                    -                   N/A
                                         -------------
Outstanding at December 31, 2001           2,535,760                $14.49
                                         =============

Exercisable at January 31, 2000            1,804,400                $13.58
Exercisable at January 31, 2001            1,725,400                $14.37
Exercisable at December 31, 2001           2,029,400                $14.43

For warrants outstanding and warrants outstanding and exercisable at December 31, 2001, the exercise price ranges and average remaining lives were:

          Warrants Outstanding and Warrants Outstanding and Exercisable

                                                                   Number
 Range of Exercise        Number       Average     Average     Outstanding and    Average     Average
       Prices           Outstanding   Period (1)  Price (2)     Exercisable      Period (1)   Price (2)
 -----------------      -----------   ----------  ---------    ---------------   ----------   ---------
 $.25  to  $14.00           532,400      13.9       $11.38           532,400         13.9       $11.38
$14.01  to  $14.99        1,580,360      16.9       $14.75         1,074,000         15.6       $14.75
$15.00  to  $24.00          423,000      13.9       $17.42           423,000         13.9       $17.42
                         -----------                              -----------
                          2,535,760      14.9       $14.49         2,029,400         14.8       $14.43
                         ===========                              ===========

(1) Weighted average remaining years
(2) Weighted average exercise price



8.  Income Taxes

Gross deferred tax assets result from net operating loss and income tax credit carryforwards. Realization of these assets is dependent on the Company's ability to generate sufficient future taxable income, prior to the expiration of the carryforwards, which is dependent on the completion of research and development activities and successful marketing of the Company's various products. Due to the uncertainties related to the above and in accordance with guidance contained in SFAS No. 109, a valuation allowance has been provided for these deferred tax assets. Accordingly, these assets do not appear in the Company's balance sheet at December 31, 2001 and January 31, 2001. The changes in the valuation allowance in the eleven month period ended December 31, 2001 and the year ended January 31, 2001 were $13,611,000 and $5,553,000, respectively.

 Deferred tax assets consisted of:               December 31, 2001          January 31, 2001
                                                 -----------------          -----------------
   Net operating losses                             31,990,000                  18,292,000
   Deferred license payment revenues                 3,800,000                   3,800,000
   Expenses deductible in future periods               531,000                   1,017,000
   Federal and State tax credits                     3,124,000                   2,725,000
                                                 -----------------          -----------------
   Total deferred tax assets                        39,445,000                  25,834,000
   Valuation allowance                             (39,445,000)                (25,834,000)
                                                 -----------------          -----------------
   Net deferred tax assets                        $        --                 $         --
                                                 =================          =================

At December 31, 2001, for Federal income tax purposes, the Company had net operating loss carryforwards of approximately $84,186,000 and various income tax credit carryforwards, primarily research and experimentation, aggregating $2,570,000, which expire at various dates through 2022.

At December 31, 2001, for California income tax purposes, the Company had various income tax credit carryforwards, primarily research and experimentation, aggregating $554,000, which expire at various dates through 2014.

For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards.

The reconciliation of income tax computed at the U.S. federal statutory rate applied to the Company's net loss is as follows:


                                                    Eleven months ended      Year ended              Year ended
                                                     December 31, 2001     January 31, 2001       January 31, 2000
                                                    --------------------   ----------------       ----------------
   Tax at U.S. statutory rate                             (34.00)%            (34.00)%                 (34.00)%
   State taxes, net of federal benefit                    ( 4.00)%            ( 4.00)%                 ( 4.00)%
   Non-deductible items and other                            0.65%              1.09%                    1.47%
   Change in valuation allowance                            37.35%             36.91%                   36.53%
                                                         ----------          ----------               ---------
                                                               - %                 - %                      - %
                                                         ==========          ==========               =========



9.  Commitments

The Company has noncancelable facilities leases expiring at various dates through December 31, 2002. The leases provide various options to renew. The minimum rental commitment for the year ending December 31, 2002 is $22,000 and none thereafter. Rental expense for these leases for the eleven month period ended December 31, 2001 was approximately $73,000 and for the years ended January 31, 2001 and 2000 were approximately $103,000 and $101,000, respectively. Rental expense is allocated between research and development expense and general and administrative expense, based on use, in the accompanying statements of operations.


10. Selected Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the eleven months ended December 31, 2001 and the year ended January 31, 2001 are summarized below.



     Statement of Operations Data: For the     Two Months
     eleven months ended December 31, 2001     Ended March        Second            Third            Fourth
                                                31, 2001          Quarter          Quarter           Quarter
                                               ------------       --------         --------          --------
   Research and development expenditures        $3,306,175       $5,648,381       $7,550,430        $ 12,171,469
   Dividend and interest income                 $  136,561       $  123,611       $   79,620        $     53,976
   Net loss                                    $(3,475,187)     $(6,453,059)     $(8,139,156)       $(13,197,053)
   Basic and diluted net loss per share             $(0.21)          $(0.40)          $(0.48)             $(0.76)
   Weighted average shares outstanding          16,199,493       16,199,493       16,991,161          17,386,996


         Statement of Operations Data:              First            Second            Third           Fourth
      For the year ended January 31, 2001          Quarter           Quarter          Quarter          Quarter
                                                  ---------         ---------        ---------        ---------
   Research and development expenditures        $2,949,508       $3,647,340       $3,790,199          $4,915,136
   Dividend and interest income                $   329,904       $  546,612          372,125         $   305,970
   Net loss                                    $(3,237,514)    $ (3,705,035)     $(4,088,111)        $(5,366,479)
   Basic and diluted net loss per share             $(0.20)          $(0.23)          $(0.25)             $(0.33)
   Weighted average shares outstanding          15,804,954       16,199,493       16,199,493           16,199,493


The sum of the quarterly basic and diluted net loss per share does not equal the basic and diluted net loss per share for the eleven months ended December 31, 2001 and year ended January 31, 2001 as a result of rounding.


11. Subsequent Events

On March 21, 2002, the Company sold 1,200,000 shares of registered common stock at $10.50 per share and received net proceeds of $11.8 million. As a result of this transaction, approximately 170,000 additional shares will be issued subsequent to December 31, 2001 due to an anti-dilution provision for the sale of securities less than $12.00 per share prior to October, 2002 granted to purchasers of the Company's common stock in August, 2001.

On February 7, 2002, the Company sold 1,345,000 shares of registered common stock at $12.70 per share and received net proceeds of $16.1 million.