Form 10-Q
period 2002-03-31
APHTON CORP
filed 2002-05-09
CIK 840319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter ended March 31, 2002 Commission File Number 0-19122


                               APHTON CORPORATION
             (Exact name of registrant as specified in its charter)


                  Delaware                             95-3640931
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


       80 SW Eighth Street, Suite 2160                    33130
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


                                               Yes  x                  No
                                                   ----                   ---


            The number of shares of Common Stock outstanding as of the close of business on April 30, 2002:

                   Class                                         Number of
                                                             Shares outstanding

        Common Stock, $0.001 par value                           20,101,639

                               APHTON CORPORATION

                                      Index

                                                                           Page
Part I - Financial Information                                               3

  Item 1.  Financial Statements:

   Balance Sheets - March 31, 2002 and December 31, 2001                     4

   Statements of Operations - Three months ended March 31, 2002 and 2001     5

   Statements of Cash Flows - Three months ended March 31, 2002 and 2001     5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               6

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk        8

Part II - Other Information

  Item 1.  Legal Proceedings                                                 9

  Item 2.  Changes in Securities                                             9

  Item 3.  Defaults Upon Senior Securities                                   9

  Item 4.  Submission of Matters to a Vote of Security Holders               9

  Item 5.  Other Information                                                 9

  Item 6.  Exhibits and Reports on Form 8-K                                  9

Signature                                                                   10

                         Part I - Financial Information

                           Forward-Looking Statements

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "anticipate", "believe", "continue", "predict", "estimated", "potential", or the negative of such terms or other comparable terminology. We have based these forward-looking statements on our current expectations and projections about future events. These statements include, but are not limited to information about:

     o    Our business outlook and future financial performance;
     o    Anticipated    profitability,    revenues,    expenses   and   capital
          expenditures;
     o Anticipated research, development, clinical, regulatory and reimbursement progress;
     o    Future funding and expectations as to any future events; and
     o Other statements that are not historical fact and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.

When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in our publicly available filings with the Securities and Exchange Commission, including our most recent Registration Statement on Form S-3 filed on February 7, 2002, our Transitional Report on Form 10-K for the eleven months ended December 31, 2001 and this Form 10-Q. These risks and uncertainties could cause our actual results to differ materially from future results expressed or implied by the forward-looking statements. Many of these factors are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.


Item 1.   Financial Statements

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and December 31, 2001 and the results of its operations for the three months ended March 31, 2002 and 2001; and its cash flows for the three months ended March 31, 2002 and 2001. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

Critical Accounting Policies

The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included in our Transitional Report on Form 10-K for the eleven months ended December 31, 2001, filed with the SEC on April 1, 2002. The Company believes that its most critical accounting policies include the use of estimates. The impact of these estimates on results of operations in 2002 and 2001 are not significant. The Company's management periodically reviews these policies and estimates, the effect of which is reflected as a component of net loss in the period in which the change is known. Such changes to these estimates have not been material to the Company's results of operations during the three months ended March 31, 2002.

                               APHTON CORPORATION

                          Financial Statement Overview

The following highlighted information is also contained in Management's discussion and Analysis of Financial Condition and Results of Operations. During the quarter ended March 31, 2002, Aphton received approximately $27.7 million for approximately 2.7 million shares of its common stock. Total costs were reduced from $13.1 million in the quarter ending December 31, 2001 to $10.4 million in the quarter ended March 31, 2002. This decrease is primarily due to the completion of recruitment for two of the Company's clinical trials. We expect our total costs to continue to decrease in the remaining three quarters of the year 2002. The Company is planning to initiate two clinical trials in the fourth quarter. Most of the costs relating to these trials will be incurred during the fiscal year ended December 31, 2003.


                               APHTON CORPORATION
                                 Balance Sheets

                                 Assets                               March 31,           December 31,
                                                                         2002                 2001
                                                                     (Unaudited)
        Current Assets:
        Cash and current investments:
         Cash and short-term cash investments                        $15,339,250          $3,176,717
         Investment securities-trading                                 1,156,172           1,147,417
         Investment securities-held-to-maturity                        6,989,301           1,999,006
                                                                   -------------      --------------
                Total cash and current investments                    23,484,723           6,323,140
       Other assets (including current portion of
            unconditional supply commitment)                             626,223             595,390
                                                                   --------------        -----------
                Total current assets                                  24,110,945           6,918,530
       Equipment and improvements, net                                   179,752             188,597
       Unconditional supply commitment                                 6,625,515           6,875,515
                                                                    ------------       -------------
                Total assets                                         $30,916,213         $13,982,642
                                                                     ===========        ============

                  Liabilities and Stockholders' Equity
       Liabilities:
       Current liabilities:
        Accounts payable and other                                   $10,083,883        $10,715,430
                                                                    ------------       ------------
                Total current liabilities                             10,083,883         10,715,430
        Deferred revenue                                              10,000,000         10,000,000
                                                                   -------------         ----------
                Total liabilities                                     20,083,883         20,715,430
                                                                    ------------         ----------
       Commitments
       Stockholders' (Deficit) Equity:
         Preferred stock, $0.001 par value -
         Authorized:  2,000,000 shares
         Issued and outstanding:  none                                         -                  -
        Common stock, $0.001 par value -
        Authorized:  30,000,000 shares
        Issued and outstanding:  20,101,639 shares at  March
         31, 2002 and 17,386,996 shares at December 31, 2001              20,102             17,387
        Additional paid in capital                                   121,215,753         93,566,314
        Purchase warrants                                                298,900            298,900
            Accumulated deficit                                     (110,702,425)      (100,615,389)
                                                                   -------------      -------------
                Total stockholders' equity                            10,832,330         (6,732,788)
                                                                   -------------    ---------------
                Total liabilities and stockholders' equity           $30,916,213        $13,982,642
                                                                     ===========      =============



                                                             APHTON CORPORATION
                                                    Statements of Operations (Unaudited)
                                              For the three months ended March 31, 2002 and 2001

                                                                     Three months ended          Three months ended
                                                                       March 31, 2002             March 31, 2001
                                                                          $           -                $          -
                                                                         --------------               -------------
Revenue:
Costs and expenses:
  General and administrative                                                    389,432                     372,690
  Research and development                                                    9,690,247                   4,927,519
                                                                          -------------                ------------
     Total costs and expenses                                                10,079,679                   5,300,209
                                                                          -------------                ------------
     Loss from operations                                                    10,079,679                   5,300,209
                                                                          -------------                ------------
Other income (expense):
  Dividend and interest income                                                   22,288                     229,965
  Unrealized losses from investments                                            (29,645)                   (968,964)
                                                                               --------                   ---------
     Net loss                                                              $(10,087,036)                $(6,039,208)
                                                                          =============                 +===========
Per share data:
  Basic and fully diluted loss per common share
                                                                                 $(0.54)                     $(0.37)
                                                                                =======                      =======
  Weighted average number of common shares outstanding                       18,740,210                   16,199,493
                                                                          =============                =============


The net loss for the three months ended March 31, 2002 and 2001 was the comprehensive loss for those periods. For all periods presented potential common shares, consisting of approximately 2.7 million purchase warrants, were excluded from the computation of net loss per share because their effect was anti-dilutive.


                                                               APHTON CORPORATION
                                                     Statements of Cash Flows (Unaudited)
                                             For the three months ended March 31, 2002 and 2001



                                                                                     2002              2001


Cash flows from operating activities:
       Cash paid to suppliers and employees                                       $(10,490,271)    $(4,360,767)
                                                                                  -------------    ------------
        Net cash used in operating activities                                      (10,490,271)     (4,360,767)
Cash flows from investing activities:
     Purchase of held to maturity securities                                        (6,990,295)    (12,433,154)
     Proceeds from maturity of held to maturity securities                           2,000,000      11,013,000
     Capital expenditures                                                               (9,055)        (62,411)
                                                                                  -------------    -----------
     Net cash used in investing activities                                          (4,999,350)     (1,482,565)
                                                                                  -------------    -----------
Cash flows from financing activities:
  Sales of stock                                                                    27,652,154               -
                                                                                  -------------    -----------
Cash received from financing activities                                             27,652,154               -
                                                                                  -------------    -----------
     Net increase (decrease) in cash and short-term cash investments                12,162,533      (2,878,202)
Cash and short-term cash investments:
     Beginning of period                                                             3,176,717      10,144,849
                                                                                  -------------    -----------
     End of period                                                                 $15,339,250      $7,266,647
                                                                                  =============    ============
     Reconciliation of net loss to net cash used in operating activities
Net loss                                                                          $(10,087,036)    $(6,039,208)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                      17,900          19,104
     Net (increase) decrease in investment securities-trading                           (8,755)        922,664
     Unrealized losses from investments                                                 29,645         968,964
     Decrease in accrued employee benefits                                             (29,645)       (968,964)
     Changes in -
       Other assets - including current portion of supply commitment                   (30,833)         (5,651)
       Unconditional supply commitment - long term portion                             250,000               -
       Accounts payable and other                                                     (631,547)        742,324
                                                                                  -------------    ------------
Net cash used in operating activities:                                            $(10,490,271)    $(4,360,767)
                                                                                  =============    ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Three months ended March 31, 2002

                                     General

Aphton Corporation is a biopharmaceutical company in one phase III and three phase II clinical trials. We apply our innovative technology-platform to develop products for neutralizing, and removing from circulation, hormones and other molecules that participate in gastrointestinal system and reproductive system cancer and non-cancer diseases. We have strategic alliances with Aventis Pasteur (NYSE: AVE), GlaxoSmithKline (NYSE: GSK) and others.

Aphton's anti-gastrin targeted therapy induces antibodies in patients that bind to both gastrin 17 and gly-gastrin and remove them from circulation before they can initiate cell growth. Gastrin 17 and gly-gastrin are believed to be central growth factors, or the initiating signals, for cell growth and cell proliferation and metastasis (spread) in colon, pancreatic, stomach, esophageal and other gastrointestinal system cancers. This is accomplished by gastrin binding to the large numbers of gastrin receptors on the tumor cell surface. Interrupting this process by immunizing the patient with Aphton's anti-gastrin immunogen is a precisely "targeted" immunotherapy. This specificity of targeting only cancer cells occurs because gastrin is not normally secreted and gastrin receptors are not normally found on "healthy" cells in the GI system, unless they are malignant, or on the path to malignancy (except for cells involved with normal acid secretion). Recent findings have shown that inhibiting gastrin not only inhibits cell growth, proliferation and metastasis directly, but also "unblocks" a central pathway leading to cell-suicide (apoptosis). This tilts the balance, from cell growth, to cell suicide. This effect was amplified synergistically when Aphton's drug was given together with a chemotherapeutic. Gastrin also stimulates the secretion and expression of other important growth factors and receptors within and on the surface of the cancer cell involved in tumor growth. Hence, inhibiting gastrin inhibits all of the foregoing factors contributing to tumor growth and spread, while simultaneously opening a central pathway to cell suicide.

                                Clinical Results

The most important clinical result during the quarter was in our phase II clinical trial for patients with metastatic gastric cancer. An interim analysis of the first 30 patients on whom results were available showed that no side effects were attributed to the immunogen, and 50% had a tumor shrinkage of 50% or greater, including a complete response (no detectable residual tumor). These response rates compare favorably with the response rates of chemotherapy with cisplatin plus 5FU as reported in the medical literature for well-controlled trials, the FDA's standard requirement. The only MEDLINE referenced phase III and II trials of substantial and statistically significant size for patients with metastatic gastric cancer, were performed by the European Organization for Research & Treatment of Cancer (EORTC) and the US South West Oncology Group
(SWOG). They showed response rates of 20% and 10%, respectively. Aphton has completed recruitment for its phase II clinical trial for patients with metastatic stomach cancer and is following the patients while awaiting additional interim results which will be followed by final analysis of the data. Aphton's anti-gastrin targeted therapy adds a biological dimension to the treatment of gastrointestinal cancers, without adding toxicity.

                              Results of Operations

During the quarter ended March 31, 2002, Aphton received approximately $27.7 million for approximately 2.7 million shares of its common stock. Total costs were reduced from $13,197,503 in the quarter ending December 31, 2001 to $10,087,036 in the quarter ended March 31, 2002. This decrease is primarily due to the completion of recruitment for two of the Company's clinical trials. We expect our total costs to continue to decrease in the remaining three quarters of the year 2002. The Company is planning to initiate two clinical trials in the fourth quarter. Most of the costs relating to these trials will be incurred during the fiscal year ended December 31, 2003.

During this period the Company had no contract revenues. The investment earnings on cash and current investments for the three months ended March 31, 2002 was $22,288, compared to $229,965 for the quarter ended March 31, 2001. This decrease was due to lower average cash balances and interest rates. Total research and development expenditures increased $4,762,728 to $9,790,247 in the three months ended March 31, 2002 over the three months ended March 31, 2002. These costs included the costs of establishing centers where patients are treated and monitored. This 97% increase was a result of the increased clinical trial costs associated with the development of the Company's products and the reduction of research and development costs by $969,000 in the quarter ended March 31, 2001. Research and development expenses were reduced by approximately $30,000 in the quarter ended March 31, 2002. This reduction corresponds with an adjustment of the same amount for unrealized loss on investment securities. The Company allows certain employees to defer a portion of compensation, and the Company transfers this amount into an investment account such that the employee is able to direct the investment of the funds. The related investment securities are held by the Company, and are subject to the general creditors of the Company. These employees direct the investment of the funds, and the changes in value in these investments are recognized as unrealized gains and losses in the statement of operations with a corresponding increase or decrease to the carrying value of the investment account. The same amount is used to adjust research and development expense and the corresponding liability for employees' wages and benefits payable. Unrealized holding losses on trading securities and the corresponding decrease in research and development expense totaled approximately $30,000 in the three month period ending March 31, 2002 and approximately $969,000 for the three months ended March 31, 2001.

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

                                      Other

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," which the Company adopted in July 2001 and No. 142, "Goodwill and Other Intangible Assets," which was adopted in January 2002, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The adoption of these statements did not have an impact on the Company's financial position or results from operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which the Company adopted on January 1, 2002. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of these statements did not have an impact on the Company's financial position or results from operations.

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

During the eleven months ended December 31, 2001, the Company received proceeds of approximately $13.3 million net of approximately $1.0 million offering costs from the closing of a private financing with several funds. The Company issued 1,187,503 shares of common stock and there were no warrants or options included with this private placement. Approximately 170,000 additional shares were issued subsequent to December 31, 2001 due to an anti-dilution provision for the sale of securities at less than $12.00 per share prior to October 2002.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no material  changes to the disclosure on this matter made under
Item 7A of its Transitional Report on Form 10-K for the eleven month period ended December 31, 2001.

                           Part II - Other Information


Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information. Not applicable.

Item 6. Exhibits and Report on Form 8-K.

      (a) Exhibits

          10.1D* Amendment No. 3 dated March 25, 2002 to the Collaboration and License Agreement by and between Aphton Corporation and SmithKline Beecham PLC dated as of June 12, 1998, as amended through Amendment No. 1 dated May 10, 2000 and Amendment No. 2 dated July 2, 2001.

      (b) Reports on Form 8-K

               During the three months ended March 31, 2002, the Company filed the following current reports on Form 8-K:

               - on January 23, 2002, announcing the completion of patient recruitment for the Company's gastric cancer clinical trial;

               - on January 31, 2002, announcing the effectiveness of a registration statement on Form S-3 to sell 1,500,000 shares of the Company's common stock;

               -    on   February  5,  2002,   disclosing   the  signing  of  an
                    underwriting agreement among the Company, UBS Warburg LLC and Morgan Keegan & Co., Inc.;

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

               - on March 18, 2002, disclosing the signing of an underwriting agreement between the Company and Morgan Keegan & Co., Inc.;

               - on March 21, 2002, announcing the closing of the offer and sale of 1,200,000 shares of the Company's common stock.


* A portion of the exhibit has been omitted pursuant to a request for confidential treatment.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                   Aphton Corporation

Date:  May 9, 2002              By:  /s/ Frederick W. Jacobs
                                     -------------------------------------------
                                     Frederick W. Jacobs
                                     Vice President, Chief Financial Officer,
                                         Treasurer and Chief Accounting Officer