Form 10-K/A
period 2001-12-31
APHTON CORP
filed 2002-07-12
CIK 840319

----------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                 AMENDMENT NO. 1
                                       ON
                                   FORM 10-K/A
(MARK ONE)
        ( )                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities and Exchange Act of 1934 (Fee Required)
                            For the Fiscal Year Ended ________________

                                       Or

        (X)             Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934 (No Fee Required)
            For the transition period from February 1, 2001 to December 31, 2001

                           Commission File No. 0-19122
                                   -----------

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
                                 Form 10-K. (X)

                       Documents Incorporated by Reference

                   Document                                 Part of Form 10-K
                   --------                                 -----------------
     Proxy Statement for the 2002 Annual                        Part III
           Meeting of Stockholders

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed solely to amend Item 14(b) to incorporate by reference certain additional exhibits which have previously been filed with the Securities and Exchange Commission. The remaining portions of the original Form 10-K are not being amended.


                                    PART III

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

(b)  Exhibits

     Exhibit Number                 Description

        3.1 Certificate of Incorporation (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 30,
                1998).

        3.3 By-Laws (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 30, 1998).

        10.1A* Collaboration and License Agreement by and between Aphton Corporation and SmithKline Beecham PLC (now GlaxoSmithKline) dated as of June 12, 1998 (Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A for the year ended January 31, 2001 filed on January 29, 2002).

        10.1B* Amendment No. 1 dated May 10, 2000 to the Collaboration and License Agreement by and between Aphton Corporation and SmithKline Beecham PLC dated as of June 12, 1998 (Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A for the year ended January 31, 2001 filed on January 29,
                2002).

        10.1C* Amendment No. 2 dated July 2, 2001 to the Collaboration and License Agreement by and between Aphton Corporation and SmithKline Beecham PLC dated as of June 12, 1998, as amended through Amendment No. 1 dated May 10, 2000 (Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A for the year ended January 31, 2001 filed on January 29,
                2002).

        10.2A* Co-Promotion Agreement and License by and between Aphton Corporation and Connaught Laboratories Limited dated as of February 14, 1997 (Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A for the year ended January 31, 2001 filed on January 29, 2002).

        10.2B* Aphton Supply Agreement by and between Aphton Corporation and Connaught Laboratories Limited (a Pasteur Merieux Connaught company, now Aventis Pasteur) dated as of August 1, 1998 (Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A for the year ended January 31, 2001 filed on January 29, 2002).

        10.2C* PMC Supply Agreement by and between Aphton Corporation and Connaught Laboratories Limited dated as of August 1, 1998 (Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A for the year ended January 31, 2001 filed on January 29, 2002).

        10.2D* Letter Agreement by and between Aphton Corporation and Connaught Laboratories Limited dated as of August 25, 1998 (Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A for the year ended January 31, 2001 filed on January 29,
                2002).

        23.1 Consent of Ernst & Young LLP, Independent Certified Public Accountants.

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

* Confidential treatment request granted by the Securities and Exchange Commission for portions of these agreements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Aphton Corporation has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Miami, Florida, on the 11th day of July, 2002.

                                   APHTON CORPORATION


                                   By: /s/ Frederick W. Jacobs
                                      --------------------------------
                                       Frederick W. Jacobs
                                       Vice President, Chief Financial Officer,
                                       Treasurer and Chief Accounting Officer