Form 10-Q
period 2002-06-30
APHTON CORP
filed 2002-08-14
CIK 840319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002      Commission File Number 0-19122


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


                                    Yes  x               No
                                        ---                ---


     The number of shares of Common Stock outstanding as of the close of business on July 24, 2002:

               Class                                      Number of
                                                      Shares outstanding

     Common Stock, $0.001 par value                       20,101,639

                          APHTON CORPORATION

                                 Index


                                                                           Page

Part I - Financial Information                                               3

   Item 1.  Financial Statements:

     Balance Sheets - June 30, 2002 and December 31, 2001                    4

     Statements of Operations - Three and six months
     ended June 30, 2002 and 2001                                            5

     Statements of Cash Flows - Three and six months
     ended June 30, 2002 and 2001                                            5

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              6

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk      10


Part II - Other Information

   Item 1.  Legal Proceedings                                               10

   Item 2.  Changes in Securities                                           10

   Item 3.  Defaults Upon Senior Securities                                 10

   Item 4.  Submission of Matters to a Vote of Security Holders             10

   Item 5.  Other Information                                               10

   Item 6.  Exhibits and Reports on Form 8-K                                10

Signature                                                                   11

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

When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in our publicly available filings with the Securities and Exchange Commission, including our most recent Registration Statement on Form S-3/A declared effective on July 12, 2002, our Transition Report on Form 10-K/A for the eleven months ended December 31, 2001, the Form 10-Q for the quarter ended March 31, 2002 and this Form 10-Q. These risks and uncertainties could cause our actual results to differ materially from future results expressed or implied by the forward-looking statements. Many of these factors are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.


Item 1.   Financial Statements

The unaudited condensed interim financial statements included herein have been prepared by us in accordance with generally accepted accounting principles in the United States and pursuant to Regulation S-X, Rule 10-01 of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 and December 31, 2001 and the results of its operations for the three and six months ended June 30, 2002 and 2001; and its cash flows for the six months ended June 30, 2002 and 2001. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest transition report on Form 10-K/A.

                               APHTON CORPORATION

                          Financial Statement Overview
The following highlighted information is also contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. During the six months ended June 30, 2002, Aphton received net proceeds of approximately $27.7 million from the sale of approximately 2.5 million shares of its common stock. Approximately 170,000 additional unregistered shares were issued pursuant to anti-dilution rights of existing shareholders. Total costs and expenses were reduced from $13.1 million in the quarter ending December 31, 2001 to $10.1 million in the quarter ended March 31, 2002, to $9.9 million for the quarter ended June 30, 2002. This decrease is primarily due to the completion of recruitment for two of the Company's clinical trials. We expect our total costs to continue to decrease in the remaining two quarters of the year 2002. The Company is planning to initiate two clinical trials in the fourth quarter. Most of the costs relating to these trials will be incurred during the fiscal year ended December 31, 2003.

                                               APHTON CORPORATION
                                            Condensed Balance Sheets

                                                                       June 30,        December 31,
                                 Assets                                  2002              2001
                                                                     (Unaudited)          ------
                                                                     -----------
       Current Assets:
       Cash and current investments:
        Cash and short-term cash investments                         $10,647,991        $3,176,717
        Investment securities-trading                                  1,145,525         1,147,417
        Investment securities-held-to-maturity                           990,764         1,999,006
                                                                   ---------------   --------------
           Total cash and current investments                         12,784,280         6,323,140
       Other assets (including current portion of
            unconditional supply commitment)                             461,523           595,390
                                                                   --------------    --------------
           Total current assets                                       13,245,803         6,918,530
       Equipment and improvements, net                                   168,846           188,597
       Unconditional supply commitment                                 6,625,515         6,875,515
                                                                   -------------     --------------
           Total assets                                              $20,040,164       $13,982,642
                                                                   =============     ==============

               Liabilities and Stockholders' Equity (Deficit)
       Liabilities:
       Current liabilities:
        Accounts payable and other                                    $9,042,532       $10,715,430
                                                                    ------------     --------------
           Total current liabilities                                   9,042,532        10,715,430
        Deferred revenue                                              10,000,000        10,000,000
                                                                   -------------      -------------
           Total liabilities                                          19,042,532        20,715,430
                                                                    ------------      -------------
       Commitments
       Stockholders' (Deficit) Equity:
         Preferred stock, $0.001 par value -
         Authorized:  2,000,000 shares
         Issued and outstanding:  none                                         -                 -
        Common stock, $0.001 par value -
        Authorized:  30,000,000 shares
        Issued and outstanding:  20,101,639 shares at  June 30,
          2002 and 17,386,996 shares at December 31, 2001                 20,102            17,387
        Additional paid in capital                                   121,215,753        93,566,314
        Purchase warrants                                                298,900           298,900
        Accumulated deficit                                         (120,537,123)     (100,615,389)
                                                                   -------------     --------------
           Total stockholders' equity (deficit)                          997,632        (6,732,788)
                                                                   ---------------   --------------
           Total liabilities and stockholders' equity (deficit)      $20,040,164       $13,982,642
                                                                   ===============   ==============




                                                        APHTON CORPORATION
                                          Unaudited Condensed Statements of Operations
                                   For the three and six months ended June 30, 2002 and 2001

                                                    Three months ended June 30,          Six months ended June 30,
                                                       2002             2001              2002              2001
                                                       ----             ----              ----              ----
Revenue:                                          $            -   $           -    $            -    $            -
                                                  --------------   -------------    --------------   ---------------
Costs and expenses:
  General and administrative                             564,495         519,069           953,927           891,759
  Research and development                             9,311,658       5,648,381        19,001,905        10,575,900
                                                  --------------   -------------    --------------   ---------------
     Total costs and expenses                          9,876,153       6,167,450        19,955,832        11,467,659
                                                  --------------   -------------    --------------   ---------------
     Loss from operations                              9,876,153       6,167,450        19,955,832        11,467,659
                                                  --------------   -------------    --------------   ---------------
Other income (expense):
  Dividend and interest income                            49,325         123,611            71,613           353,576
  Unrealized losses from investments                      (7,870)       (409,220)          (37,515)       (1,378,184)
                                                  ---------------  --------------   ---------------  ----------------
     Net loss                                        $(9,834,698)    $(6,453,059)     $(19,921,734)     $(12,492,267)
                                                  ===============  ==============   ===============  ================
  Per share data:  Basic and fully diluted loss
         per common share                                 $(0.49)         $(0.40)           $(1.03)           $(0.77)
                                                          =======         =======           =======           =======
  Weighted average number of common
         shares outstanding                           20,101,639      16,199,493        19,420,924        16,199,493
                                                  ===============  ==============   ===============  ================


The net loss for the three and six months ended June 30, 2002 and 2001 was the comprehensive loss for those periods. For all periods presented potential common shares, consisting of approximately 2.7 million purchase warrants, were excluded from the computation of net loss per share because their effect was anti-dilutive.

                                               APHTON CORPORATION
                                    Unaudited Condensed Statements of Cash Flows
                                  For the six months ended June 30, 2002 and 2001

                                                                                    2002              2001
                                                                                    ----              ----
Cash flows from operating activities:
     Cash paid to suppliers and employees                                       $(21,176,416)     $(11,300,431)
                                                                             ----------------    --------------
       Net cash used in operating activities                                     (21,176,416)      (11,300,431)
Cash flows from investing activities:
     Purchase of held to maturity securities                                      (1,311,203)      (6,672,714)
     Proceeds from maturity of held to maturity securities                         2,323,229       18,057,000
     Capital expenditures                                                            (16,490)         (65,867)
                                                                             ----------------    --------------
       Net cash provided by investing activities                                     995,536       11,318,419
                                                                             -----------------   --------------
Cash flows from financing activities:
  Sales of stock                                                                  27,652,154                -
                                                                             -----------------   --------------

    Cash provided by financing activities                                         27,652,154                -
                                                                             -----------------   --------------

       Net increase (decrease) in cash and short-term cash investments             7,471,274           17,988

Cash and short-term cash investments:
     Beginning of period                                                           3,176,717        4,998,650
                                                                             -----------------   --------------
     End of period                                                               $10,647,991       $5,016,638
                                                                             =================   ==============
    Reconciliation of net loss to net cash used in operating activities
Net loss                                                                        $(19,921,734)    $(12,492,267)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                    36,241           35,460

     Unrealized losses from investments                                               37,515        1,378,184
     Decrease in accrued employee benefits                                           (37,515)      (1,378,184)
     Changes in -
       Investment securities-trading                                                  (1,892)       1,258,555
       Other assets - including current portion of supply commitment                  133,867        (125,327)

       Unconditional supply commitment - long term portion                            250,000         150,000
       Accounts payable and other                                                  (1,672,898)       (126,852)
                                                                             -----------------   --------------
Net cash used in operating activities:                                           $(21,176,416)   $(11,300,431)
                                                                             =================   ==============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    Three and six months ended June 30, 2002

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

We are conducting a phase III clinical trial with our anti-gastrin targeted immunotherapy, called G17DT, which induces antibodies in the patient in order to neutralize gastrin 17 (a hormone normally secreted in the stomach that regulates stomach acid and is also secreted by, and linked in certain cases to, the growth of cancers), for patients with advanced pancreatic cancer in the U.S. and in Europe. We are conducting a phase II trial with G17DT for patients with histologically confirmed, locally advanced and metastatic stomach cancer. We have concluded a phase II trial with G17DT which showed, among other things, the reduction of post prandial (post-meal) levels of gastrin to pre-meal levels, including the reduction of hypergastrinemia levels of gastrin induced by the proton-pump inhibitor drug omeprazole to pre-meal levels of gastrin for patients treated with omeprazole. We plan to initiate a clinical trial at the end of 2002 to show, among other endpoints, that G17DT may be efficacious in providing symptomatic relief to patients suffering from gastroesophageal reflux disease (or GERD).

A phase II trial is also underway in the U.S. and Europe using our immunogen called GnRH pharmaccine, which is a targeted immunotherapy that neutralizes the hormone GnRH, for the treatment of chronic diseases and cancer in prostate cancer patients who are not responding to hormone therapy.

                                Clinical Results
On May 17, 2002, at the Annual American Society of Clinical Oncology meeting, in Orlando, Florida, at a special symposium held by Aventis (AVE), Dr. Ajani of the MD Anderson Cancer Center in Houston, Texas, presented interim results from a phase II clinical trial with gastric (stomach) cancer patients treated with Aphton's G17DT and chemotherapy, with an overall tumor response rate (tumor shrinkage of 50% or more) of 53% for the 36 reported and evaluable patients.

On May 20, 2002, at the same ASCO conference, Aphton's collaborating scientists presented results from a phase II study with patients with histologically proven stage IV gastric cancer who were treated with Aphton's G17DT but with no chemotherapy administered. Of the 10 evaluable patients, there was a 48% median survival benefit compared to previous studies for such stage IV gastric cancer patients.

On May 23, 2002, at the Annual Meeting of the American Gastroenterological Association (AGA) held in San Francisco, CA, Aphton collaborators received a Blue Ribbon Poster Award for one of four scientific posters relating to Aphton's G17DT product.

On June 12, 2002, Aphton reported further interim results from Aphton's phase II clinical trial with patients with metastatic gastric cancer referred to above. Of the 58 evaluable patients reported on at that time, the overall tumor response rate was 48.3%.

On July 17, 2002 and then on July 23, 2002, Aphton announced that the FDA granted Orphan Drug status for Aphton's anti-gastrin G17DT immunogen for treatment of adenocarcinoma of the pancreas and for treatment of gastric cancer, respectively. The term "orphan-drug" refers to a product that treats a rare disease affecting fewer than 200,000 Americans. Orphan-Drug Status confers a 7-year period of exclusive marketing rights for G17DT for this indication, thereby protecting it from similar drugs of the same class. In addition, it qualifies the Company to apply for grant amounts totaling up to $900,000 over a 3-year period, with a maximum of $300,000 per year. Furthermore, the requirement for a $300,000 user fee that is payable with the submission of a New Drug Application is waived for an Orphan Drug.

On July 29, 2002 Aphton filed an SEC Regulation FD Disclosure describing its phase II clinical trial results with patients treated with G17DT, both with and without treatment with the proton pump inhibitor omeprazole, a discussion of the disease called Gastroesophageal Reflux Disease (GERD) and Aphton's recent efforts, preparations and plans for filing an IND for GERD in the United States and Europe in the coming weeks.

On July 31, 2002, Aphton reported further impressive interim results from its phase II clinical trial with patients with metastatic stomach cancer who were treated with Aphton's G17DT and chemotherapy consisting of cisplatin and 5FU. Of the 72 evaluable patients reported upon that time, 37 had either a partial or a complete tumor response for an overall tumor response rate of 51.4%. One patient had a complete response (no detectable residual tumor) and 36 had a partial response (tumor shrinkage by 50% or more). Furthermore, an additional 20 patients had stable disease. There is only one large, randomized, phase III clinical trial that has been reported in the medical literature with cisplatin plus 5 FU for patients with advanced gastric cancer. Of the 399 total patients enrolled in the trial, 245 were evaluable. For the patients treated with cisplatin plus 5FU, the tumor response rate was 20%, as reported by the European Organization for Research and Treatment of Cancer (EORTC) which conducted the trial. The results reported by Aphton on July 31, 2002 compare favorably with those results. They represent a 157% improvement relative to the 20% results reported in the EORTC clinical trial. Aphton has completed recruitment for its phase II clinical trial for patients with metastatic stomach cancer and is following the patients while awaiting additional interim results which will be followed by final analysis of the data. Aphton's anti-gastrin targeted therapy adds a biological dimension to the treatment of gastrointestinal cancers, without adding toxicity.

                              Results of Operations
During the six months ended June 30, 2002, Aphton received net proceeds of approximately $27.7 million from the sale of approximately 2.5 million shares of its common stock. Approximately 170,000 unregistered additional shares were issued pursuant to anti-dilution rights of existing shareholders. Net loss was reduced from $13,197,503 in the quarter ending December 31, 2001 to $10,087,036 in the quarter ended March 31, 2002 and were further reduced to $9,834,698 in the quarter ended June 30, 2002. This decrease is primarily due to the completion of recruitment for two of the Company's clinical trials. We expect our total costs and expenses to continue to decrease in the remaining two quarters of the year 2002. The Company is planning to initiate two clinical trials in the fourth quarter. Most of the costs relating to these trials will be incurred during the fiscal year ended December 31, 2003.

During this period the Company had no contract revenues. The investment earnings on cash and current investments for the six months ended June 30, 2002 was $71,613, compared to $353,576 for the six months ended June 30, 2001. This decrease was due to lower average cash balances and interest rates. Total research and development expenditures decreased from $9,690,247 to $9,311,658 in the three months ended June 30, 2002 over the three months ended March 31, 2002. Total research and development costs increased from $10,575,900 for the six months ended June 30, 2001 to $19,001,905 for the six months ended June 30, 2002. This 80% increase was a result of the increased clinical trial costs associated with the development of the Company's products, including the costs of establishing centers where patients are treated and monitored, and the reduction of research and development expenses by approximately $38,000 in the six months ended June 30, 2002, as compared to the $1,378,184 reduction in the six months ended June 30, 2001. These reductions correspond with adjustments of the same amount for unrealized losses on investment securities. The Company allows certain employees to defer a portion of compensation, and the Company transfers this amount into an investment account such that the employee is able to direct the investment of the funds. The related investment securities are held by the Company, and are subject to the general creditors of the Company. These employees direct the investment of the funds, and the changes in value in these investments are recognized as unrealized gains and losses in the statement of operations with a corresponding increase or decrease to the carrying value of the investment account. The same amount is used to adjust research and development expense and the corresponding liability for employees' wages and benefits payable. Unrealized holding losses on trading securities and the corresponding decrease in research and development expense totaled approximately $38,000 in the six month period ending June 30, 2002 and approximately $1,378,000 for the six months ended June 30, 2001.

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

                          Critical Accounting Policies
The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included in our Transition Report on Form 10-K/A for the eleven months ended December 31, 2001. There have been no changes to our accounting policies during the three and six months ended June 30, 2002.

                                      Other
In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," which the Company adopted in July 2001 and No. 142, "Goodwill and Other Intangible Assets," which was adopted in January 2002, effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The adoption of these statements did not have an impact on the Company's financial position or results from operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) which the Company adopted January 1, 2002. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of this statement did not have an impact on the Company's financial position or results from operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends SFAS 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded SFAS 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of paragraphs 8 and 9(c) of SFAS 145, related to SFAS 13, shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS 146 shall be effective for financial statements issued on or after May 15, 2002. We do not expect the adoption of SFAS 145 to have a material effect on our financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS
146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material effect on our financial position or results of operations.

Inflation and changing prices have not had a significant effect on continuing operations and are not expected to have any material effect in the foreseeable future. Interest and other income were primarily derived from money-market accounts.

                         Liquidity and Capital Resources

The Company has financed its operations since inception through the sale of its equity securities and, to a lesser extent, using operating revenues from R&D limited partnerships to conduct research and development. These funds provided the Company with the resources to hire staff, construct its research and development facilities, acquire capital equipment and finance technology and product development, manufacturing of its products and clinical trials.

On March 21, 2002, the Company sold 1,200,000 shares of registered common stock at $10.50 per share and received net proceeds of $11.8 million. On February 7, 2002, the Company sold 1,345,000 shares of registered common stock at $12.70 per share and received net proceeds of $16.1 million. There was approximately $300,000 in offering expenses that were netted against these proceeds.

During the eleven months ended December 31, 2001, the Company received proceeds of approximately $13.3 million net of approximately $1.0 million offering costs from the closing of a private financing with several funds. The Company issued 1,187,503 shares of common stock and there were no warrants or options included with this private placement. Approximately 170,000 additional unregistered shares were issued subsequent to December 31, 2001 due to an anti-dilution provision for the sale of securities at less than $12.00 per share prior to October 2002.

The Company anticipates that its existing capital resources which are composed primarily of cash and short-term cash investments, including the proceeds from its equity offerings and interest thereon, will enable it to maintain its currently planned operations into the quarter ending December 31, 2002. The
Company's working capital and capital requirements will depend upon numerous factors, including the following: the progress of the Company's research and development program, preclinical testing and clinical trials; the timing and cost of obtaining regulatory approvals; the levels of resources that the Company devotes to product development, manufacturing and marketing capabilities; technological advances; competition; and collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing and marketing of certain of the Company's products and the ability of the Company to obtain funds from such strategic alliances or from other sources.

The Company may seek additional financing through collaborative arrangements or through public or private equity or debt financings. Additional financing may not be available to the Company on acceptable terms or at all. If the Company raises additional funds by issuing equity securities, dilution to the interests of existing stockholders may result. If adequate funds are not available, we may not be able to implement our business strategy in whole or in part. In such an event, we could be required to delay, reduce the scope of or eliminate one or more of our research or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, potential products or products that we would otherwise seek to develop or commercialize ourselves.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no material  changes to the disclosure on this matter made under
Item 7A of its Transition Report on Form 10-K/A for the eleven month period ended December 31, 2001.



                           Part II - Other Information

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        On May 22, 2002, the Company held its 2002 Annual Meeting of Shareholders in Miami, Florida, to elect one director to hold office until the 2005 Annual Meeting of Shareholders and thereafter until his successor is duly elected and qualified. Robert S. Basso was elected to the Board of Directors for another term with 99.7% of the vote cast (84% of the total shares outstanding).


Item 5. Other Information. Not applicable.

Item 6. Exhibits and Report on Form 8-K.

        (a)     Exhibits.

                99.1 Certification by Philip C. Gevas, Chairman of the Board, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                99.2 Certification by Frederick W. Jacobs, Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)     Reports on Form 8-K.

                During the three months ended June 30, 2002, the Company filed the following current reports on Form 8-K:

                o On May 20, 2002, the Company announced that the interim results from several clinical trials and studies with the Company's anti-gastrin 17 immunogen (G17DT) were presented at the annual meeting of the American Society of Oncology (ASCO) held in Orlando, Florida; and

                o On June 12, 2002, the Company reported continued impressive interim results from its clinical trial with patients with metastatic stomach cancer who were treated with the Company's G17DT and chemotherapy consisting of cisplatin and 5FU. This report updated results reported at the American Society of Clinical Oncology (ASCO) on May 17, 2002 on 36 patients.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                        Aphton Corporation

Date:  August 13, 2002            By:  /s/ Frederick W. Jacobs
                                       -----------------------------------------
                                       Frederick W. Jacobs
                                       Vice President, Chief Financial Officer,
                                         Treasurer and Chief Accounting Officer