Form 10-Q
period 2002-09-30
APHTON CORP
filed 2002-11-14
CIK 840319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    Commission File Number 0-19122
September 30, 2002


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


                              Yes  X       No
                                  ---         ---

           The number of shares of Common Stock outstanding as of the close of business on November 13, 2002:


             Class                                                Number of
                                                              Shares outstanding

Common Stock, $0.001 par value                                    22,681,639

                               APHTON CORPORATION

                                      Index

                                                                            Page

Part I - Financial Information                                                3

  Item 1.  Condensed Consolidated Financial Statements:

     Balance Sheets - September 30, 2002 (Unaudited)
       and December 31, 2001                                                  4

     Statements of Operations (Unaudited) - Three and
       nine months ended September 30, 2002 and 2001                          5

     Statements of Cash Flows (Unaudited) - Three and
       nine months ended September 30, 2002 and 2001                          5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                6

  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                        8

  Item 4.  Controls and Procedures                                            9

Part II - Other Information

  Item 1.  Legal Proceedings                                                  9

  Item 2.  Changes in Securities                                              9

  Item 3.  Defaults Upon Senior Securities                                    9

  Item 4.  Submission of Matters to a Vote of Security Holders                9

  Item 5.  Other Information                                                  9

  Item 6.  Exhibits and Reports on Form 8-K                                   9

Signature                                                                    10

Certifications Pursuant to Section 302 of the Sarbanes-Oxley
  Act of 2002                                                                11

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

When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in our publicly available filings with the Securities and Exchange Commission, including our most recent Registration Statement on Form S-3/A declared effective on July 12, 2002, our Transition Report on Form 10-K/A for the eleven months ended December 31, 2001, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002, June 30, 2002 and this Form 10-Q. These risks and uncertainties could cause our actual results to differ materially from future results expressed or implied by the forward-looking statements. Many of these factors are beyond our ability to control or predict. You should not place undue reliance on any forward-looking statements. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

Item 1.  Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2002 and December 31, 2001 and the results of its operations for the three and nine months ended September 30, 2002 and 2001; and its cash flows for the nine months ended September 30, 2002 and 2001. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A.

Critical Accounting Policies
The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included in our Transition Report on Form 10-K for the eleven months ended December 31, 2001, filed with the SEC on April 1, 2002. The Company believes that its most critical accounting policies include the use of estimates. The Company believes the impact of these estimates on results of operations in 2002 and 2001 are not significant. The Company's management periodically reviews these policies and estimates, the effect of which is reflected as a component of net loss in the period in which the change is known. Such changes to these estimates have not been material to the Company's results of operations during the three and nine months ended September 30, 2002.

                               APHTON CORPORATION

                          Financial Statement Overview

The following highlighted information is also contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. During the nine months ended September 30, 2002, Aphton received approximately $32.1 million for approximately 5.2 million shares of its common stock. Total costs were reduced from $13.1 million in the quarter ending December 31, 2001 to $10.1 million in the quarter ended March 31, 2002, to $9.9 million for the quarter ended June 30, 2002. This decrease is primarily due to the completion of recruitment for two of the Company's clinical trials. Total costs increased to $10.8 million in the quarter ended September 30, 2002 primarily due to the costs of preparing for and filing an application for clinical trials for the non-cancer indication of GERD in Europe and the US. The Company is planning to initiate a clinical trial in Europe for GERD in the fourth quarter and to begin recruiting patients in January of 2003. Most of the costs relating to these trials will be incurred during the fiscal year ended December 31, 2003.


                                        APHTON CORPORATION
                              Condensed Consolidated Balance Sheets

                            Assets                               September 30,      December 31,
Current Assets:                                                       2002            2001 (a)
Cash and current investments:                                     (Unaudited)
 Cash and short-term cash investments                            $  8,252,086      $  3,176,717
 Investment securities-trading                                        692,466         1,147,417
 Investment securities-held-to-maturity                                     -         1,999,006
                                                                 -------------     -------------
         Total cash and current investments                         8,944,552         6,323,140
Other assets (including current portion of
  unconditional supply commitment)                                    409,729           595,390
                                                                 -------------     -------------
         Total current assets                                       9,354,281         6,918,530
Equipment and improvements, net                                       192,153           188,597
Unconditional supply commitment                                     6,605,515         6,875,515
                                                                 -------------     -------------
         Total assets                                            $ 16,151,949      $ 13,982,642
                                                                 =============     =============

            Liabilities and Stockholders' Deficit
 Current liabilities - Accounts payable and other                 $11,663,562       $10,715,430
 Deferred revenue                                                  10,000,000        10,000,000
                                                                 -------------     -------------
         Total liabilities                                         21,663,562        20,715,430
Commitments

Stockholders' Deficit:
        Preferred stock, $0.001 par value -
        Authorized:  2,000,000 shares
        Issued and outstanding:  none                                       -                  -
        Common stock, $0.001 par value -
        Authorized:  30,000,000 shares
            Issued and outstanding:  22,681,639 shares at
            September 30, 2002 and 17,386,996 shares at
            December 31, 2001                                          22,682            17,387
 Additional paid-in capital                                       125,627,773        93,566,314
 Purchase warrants                                                    298,900           298,900
Accumulated deficit                                              (131,460,968)     (100,615,389)
                                                                 -------------     -------------
         Total stockholders' deficit                               (5,511,613)       (6,732,788)
                                                                 -------------     -------------
         Total liabilities and stockholders' deficit             $ 16,151,949      $ 13,982,642
                                                                 =============     =============

(a)  The balance  sheet at December 31, 2001 has been  derived  from the 2001  audited  financial statements.

                                                   APHTON CORPORATION
                               Unaudited Condensed Consolidated Statements of Operations
                            For the three and nine months ended September 30, 2002 and 2001

                                                Three months ended September 30,       Nine months ended September 30,
                                                   2002                2001                2002              2001
Revenue:                                     $          -         $         -         $          -       $         -
                                              ------------         -----------         ------------       -----------
Costs and expenses:
  General and administrative                      657,405             629,190            1,611,332         1,520,949
  Research and development                     10,180,407           7,550,430           29,182,312        18,126,330
                                             -------------        ------------        -------------      -------------
     Total costs and expenses                  10,837,812           8,179,620           30,793,644        19,647,279
                                             -------------        ------------        -------------      -------------
     Loss from operations                      10,837,812           8,179,620           30,793,644        19,647,279
Other income (expense):
  Dividend and interest income                     29,011              79,620              100,624           433,196
  Unrealized losses from investments             (115,043)            (39,156)            (152,558)       (1,417,340)
                                             -------------        ------------        -------------      -------------
     Net loss                                $(10,923,844)        $(8,139,156)        $(30,845,578)     $(20,631,423)
                                             =============       =============        =============     ==============
  Per share data:  Basic diluted
    loss per common share                          $(0.52)             $(0.48)              $(1.55)            $(1.25)
                                                   =======             =======              =======            =======
  Weighted average number of common
    shares outstanding                         20,961,639          16,991,161           19,934,496         16,463,382
                                               ===========         ===========          ===========        ===========

The net loss for the three and nine months ended September 30, 2002 and 2001 was the comprehensive loss for those periods. Potential common shares, consisting of approximately 3.7 million purchase warrants at September 30, 2002 and 2.7 million purchase warrants at September 30, 2001, were excluded from the computation of net loss per share because their effect was anti-dilutive.

                                              APHTON CORPORATION
                          Unaudited Condensed Consolidated Statements of Cash Flows
                            For the nine months ended September 30, 2002 and 2001

Cash flows from operating activities:                                              2002             2001
  Cash paid to suppliers and employees                                        $(28,928,147)    $(19,928,526)
                                                                              -------------    -------------
    Net cash used in operating activities                                      (28,928,147)     (19,928,526)
Cash flows from investing activities:
  Purchase of held to maturity securities                                                -      (12,121,649)
  Proceeds from maturity of held to maturity securities                          1,999,024       23,095,000
  Capital expenditures                                                             (62,262)         (75,871)
                                                                              -------------    -------------
    Net cash used in investing activities                                        1,936,762       10,897,480
                                                                              -------------    -------------
Cash flows provided by financing activities:
  Sales of stock                                                                32,066,754       13,275,024
                                                                              -------------    -------------
  Cash provided by financing activities                                         32,066,754       13,275,024
                                                                              -------------    -------------
      Net increase (decrease) in cash and short-term cash investments            5,075,369        4,243,978
Cash and short-term cash investments:
  Beginning of period                                                            3,176,717        4,998,650
                                                                              -------------    -------------
  End of period                                                               $  8,252,086     $  9,242,628
                                                                              =============    =============
  Reconciliation of net loss to net cash used in operating activities
Net loss                                                                      $(30,845,578)    $(20,631,423)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                     58,707           55,705
  Unrealized losses from investments                                               152,558        1,417,340
  Non-cash employee research and development expense (credit)                     (152,558)      (1,417,340)
  Changes in -
    Net (increase) decrease in investment securities-trading                       454,931        1,396,418
    Other assets - including current portion of supply commitment                  185,661          147,010
    Unconditional supply commitment - long term portion                            270,000          150,000
    Accounts payable and other                                                     948,132       (1,046,236)
                                                                              -------------    -------------
Net cash used in operating activities:                                        $(28,928,147)    $(19,928,526)
                                                                              =============    =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Three and nine months ended September 30, 2002

                                     General

Aphton Corporation is a biopharmaceutical company conducting a randomized, double blind, controlled, combination therapy Phase III clinical trial in the US and Europe for patients with advanced pancreatic cancer; a Phase II clinical trial in Europe and the US for patients with advanced gastric (stomach) cancer; and a Phase II clinical trial in Europe for patients with prostate cancer. Aphton is initiating a Phase II dose-ranging/indications of efficacy clinical trial in Europe for treating patients with gastrointestinal reflux disease
(GERD).

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

                                Clinical Results

On October 28, 2002, the Company announced results of a randomized, double-blind, controlled, statistically powered, phase III clinical trial conducted in European countries. Patients with advanced pancreatic cancer who had received no previous therapy were treated either with the Company's anti-gastrin immunogen G17DT as a monotherapy, or with the control. The primary efficacy measure was survival time from the date of randomization. A summary of the results follows: a) patients with stage IV pancreatic cancer treated with G17DT had a median survival time that was 53% longer than the stage IV patients in the control arm; b) 25% of the patients with stage IV pancreatic cancer who were treated with G17DT had a survival time that was 106% longer than the control arm; and c) the overall Hazard Ratio was 0.7; that is to say, at any point in time, patients on G17DT had a 143% higher likelihood of surviving longer than patients on the control.

                        Significance of Clinical Results

Aphton believes that these results with G17DT are the first in which a biological agent showed a survival benefit against a solid tumor in a randomized, double-blind, phase III clinical trial with previously untreated patients (non-refractory patients). For further information on our clinical trials see the discussion of our reports filed on Form 8-K in Item 6 below.

                     Planned Filings for Marketing Approvals

Aphton plans to submit these results to certain foreign regulatory agencies in the next few weeks for their consideration for marketing approval in those jurisdictions.

                              Results of Operations

During the nine months ended September 30, 2002, Aphton received approximately $32.1 million for approximately 5.2 million shares of its common stock. Total costs were reduced from $13.1 million in the quarter ending December 31, 2001 to $10.1 million in the quarter ended March 31, 2002, to $9.9 million for the quarter ended June 30, 2002. This decrease is primarily due to the completion of recruitment for two of the Company's clinical trials. Total costs increased to $10.8 million in the quarter ended September 30, 2002 primarily due to the costs of preparing for and filing an application for clinical trials for the non-cancer indication of GERD in Europe and the US. The Company is planning to initiate a clinical trial in Europe for GERD in the fourth quarter and to begin recruiting patients in January of 2003. Most of the costs relating to these trials will be incurred during the fiscal year ended December 31, 2003.

During this period the Company had no contract revenues. The investment earnings on cash and current investments for the nine months ended September 30, 2002 was $100,624, compared to $433,196 for the nine months ended September 30, 2001. This decrease was due to lower average cash balances and interest rates. Total research and development expenditures increased from $7,550,430 to $10,180,407 in the three months ended September 30, 2002 over the three months ended
September 30, 2001. Total research and development costs increased from $18,126,330 for the nine months ended September 30, 2001 to $29,182,312 for the nine months ended September 30, 2002. These costs included the costs of establishing centers where patients are treated and monitored. This 61% increase was a result of the increased clinical trial costs associated with the development of the Company's products and were partially offset by a significant reduction of research and development costs in the nine months ended September 30, 2001. The Company allows certain employees to defer a portion of compensation, and the Company transfers this amount into an investment account such that the employee is able to direct the investment of the funds. The related investment securities are held by the Company, and are subject to the general creditors of the Company. These employees direct the investment of the funds, and the changes in value in these investments are recognized as unrealized gains and losses in the statement of operations with a corresponding increase or decrease to the carrying value of the investment account. The same amount is used to adjust research and development expense and the corresponding liability for employees' wages and benefits payable. Unrealized holding losses on trading securities and the corresponding decrease in research and development expense totaled $152,558 in the nine month period ending September 30, 2002 and approximately $1,417,340 for the nine months ended September 30, 2001.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. It is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the impact of adopting SFAS 146 to be significant to the Company's financial position, results of operations, or cash flows.

Inflation and changing prices have not had a significant effect on continuing operations and are not expected to have any material effect in the foreseeable future. Interest and other income were primarily derived from money-market accounts.

                         Liquidity and Capital Resources

The Company has financed its operations since inception through the sale of its equity securities and, to a lesser extent, using operating revenues from R&D limited partnerships to conduct research and development. These funds provided the Company with the resources to retain staff, construct its research and development facilities, acquire capital equipment and finance technology and product development, manufacturing and clinical trials. During the nine month period ended September 30, 2002, total cash inflow from financing activities was $32.1 million compared to $28.9 million total cash outflows from operating activities. This reflects the use of our proceeds from the sale of common stock to finance our research and development activities.

On September 26, 2002 the Company sold 2,500,000 shares of registered common stock at $2.00 per share and received net proceeds of $4.4 million. On March 21, 2002, the Company sold 1,200,000 shares of registered common stock at $10.50 per share and received net proceeds of $11.7 million. On February 7, 2002, the Company sold 1,345,000 shares of registered common stock at $12.70 per share and received net proceeds of $16.0 million.

During the eleven months ended December 31, 2001, the Company received proceeds of approximately $13.3 million net of approximately $1.0 million offering costs from the closing of a private financing with several funds. The Company issued 1,187,503 shares of common stock and there were no warrants or options included with this private placement. Approximately 170,000 additional shares were issued subsequent to December 31, 2001 due to an anti-dilution provision for the sale of securities at less than $12.00 per share prior to September 21, 2002.

On October 15, 2002 and on November 1, 2002, the Company received notices from the staff of the Nasdaq National Market that its Common Stock had failed to maintain certain minimum requirements for continued listing on the Nasdaq
National Market and both of the notices suggested that the company may want to apply to transfer its securities to the Nasdaq SmallCap Market.

On November 13, 2002, we submitted an application to Nasdaq to move trading of our Common Stock from the Nasdaq National Market to the Nasdaq SmallCap Market under the same ticker symbol. We believe that we satisfied all of the criteria for trading our Common Stock on the Nasdaq SmallCap Market as of that date, and believe that Nasdaq should accept our application. Our application to be listed on the Nasdaq SmallCap Market may not, however, be accepted or if accepted we may not be able to maintain eligibility and if our common stock were to be delisted from the Nasdaq it could adversely affect or limit or restrict our ability to raise funds through stock issuances.

The Company anticipates that its existing capital resources of $8.9 million, which are composed primarily of cash and short-term cash investments, would enable it to maintain its currently planned operations into the quarter ending December 31, 2002. The Company's working capital and capital requirements, which have averaged $3.4 million per month during the nine months ended September 30, 2002, will depend upon numerous factors, including the following: the progress of the Company's research and development program, preclinical testing and clinical trials; the timing and cost of obtaining regulatory approvals; the levels of resources that the Company devotes to product development, manufacturing and marketing capabilities; technological advances; competition; and collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing and marketing of certain of the Company's products and the ability of the Company to obtain funds from such strategic alliances or from other sources. The Company is negotiating with current and potential strategic partners to obtain upfront payments and milestone payments and royalties as part of, and in return for, granting certain additional licensing rights to its products and technologies. If adequate funds do not become available as a result of our current negotiations, the sale of our equity securities or otherwise, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or obtain funds through arrangements with collaborative partners or others that may require us to negotiate agreements which may be less than favorable to us, if we are able to secure them at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has no material  changes to the disclosure on this matter made under
Item 7A of its Transition Report on Form 10-K for the eleven month period ended December 31, 2001.

Item 4.  Controls and Procedures

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The CEO and CFO have concluded, based on their review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

      Part II - Other Information

Item 1.   Legal Proceedings.  Not applicable.

Item 2.   Changes in Securities.  Not applicable.

Item 3.   Defaults Upon Senior Securities.  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.   Other Information.  Not applicable.

Item 6.   Exhibits and Report on Form 8-K.

          (a)       Exhibits

          99.1 Certificate of the Chief Executive Officer pursuant to 18 U.S.C. (Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

          99.2 Certificate of the Chief Financial Officer pursuant to 18 U.S.C. (Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)


          (b)       Reports on Form 8-K

                    During the three months ended September 30, 2002 and through November 13, 2002, the Company filed the following current reports on Form 8-K:


          -On July 17, 2002, announced that it received official notice from the Food and Drug Administration (the "FDA") granting its anti-gastrin G17DT Immunogen Orphan-Drug status for treatment of adenocarcinoma of the pancreas;

          -On July 23, 2002, announced that it received official notice from the FDA granting its anti-gastrin G17DT Immunogen Orphan-Drug status for treatment of gastric (stomach) cancer. The FDA noted that the indication designated is broader than the indication originally sought by the Company;

          -On July 29, 2002, in its S-3 filing of July 8, 2002, Aphton Corporation noted that it has concluded a phase II clinical trial with G17DT which showed, among other findings, the reduction of post-prandial (post-meal) levels of gastrin to pre-meal levels of gastrin, in patients immunized with G17DT. Furthermore, for patients also treated with the proton-pump inhibitor (PPI) drug omeprazole, we showed the reduction of the many-fold increase in gastrin levels induced by omeprazole, a condition known as hypergastrinemia, to pre-meal levels of gastrin. The Company has been preparing to file an Investigational New Drug (IND) application to examine, among other endpoints, whether G17DT may be efficacious in providing symptomatic relief to patients suffering from gastroesophageal reflux disease (or
          GERD). The preparation of an IND for a drug that could be administered to millions of patients each year entails resources and effort which Aphton has made in recent months and is now completing.

          -On July 31, 2002, Aphton reported further impressive interim results from its phase II clinical trial with patients with metastatic stomach cancer who were treated with Aphton's G17DT and chemotherapy consisting of cisplatin and 5FU. The report updates results reported on June 12, 2002 for 58 evaluable patients, where 28 patients had either a partial or a complete tumor response for an overall tumor response rate of 48.3%.

          -On September 23, 2002, Aphton Corporation (the "Company") announced that the Food and Drug Administration (the "FDA") has reviewed the Company's request for Fast Track designation for its G17DT (anti-gastrin) immunogen under its Investigational New Drug Application to treat pancreatic cancer patients together with the chemotherapy gemcitabine and concluded that it meets the criteria for Fast Track designation. The Company announced on August 19, 2002, that it had filed an application with the FDA for this designation.

          -On September 23, 2002, Aphton Corporation (the "Company") entered into a placement agency agreement (the "Agreement") with Life Science Group, Inc., as placement agent, in connection with the sale and issuance by the Company of 2,500,000 shares (the "Shares") of the Company's common stock, $0.001 par value. The Shares will be issued pursuant to a Registration Statement on Form S-3 (File No. 333-92058) (the "Registration Statement") filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.

          -On September 26, 2002, Aphton Corporation (the "Company") announced that the Company received gross proceeds of $5,000,000 for the sale of 2,500,000 shares of registered common stock. Life Science Group, Inc. acted as placement agent in connection with the transaction. The proceeds of the financing will be used for general corporate purposes, including to fund the Company's on-going clinical trials and operations.

          -On October 28, 2002, Aphton Corporation (the "Company") announced results of a randomized, double-blind, controlled, statistically powered, phase III clinical trial conducted in European countries. Patients with advanced pancreatic cancer who had received no previous therapy were treated either with the Company's anti-gastrin immunogen G17DT as a monotherapy, or with the control. The primary efficacy measure was survival time from the date of randomization. A summary of the results follows: a) patients with stage IV pancreatic cancer treated with G17DT had a median survival time that was 53% longer than the stage IV patients in the control arm; b) 25% of the patients with stage IV pancreatic cancer who were treated with G17DT had a survival time that was 106% longer than the control arm; and c) The overall Hazard Ratio was 0.7; that is to say, at any point in time, patients on G17DT had a 143% higher likelihood of surviving longer than patients on the control.

          -On November 6, 2002, Aphton Corporation (the "Company") announced that it has received approval and plans to initiate a clinical trial in Europe for patients suffering from Gastroesophageal Reflux Disease
          (GERD). The clinical trial will examine, among other endpoints, whether G17DT may be efficacious in providing symptomatic relief to patients suffering from GERD. In parallel with the clinical trial in Europe, the Company has agreed with the FDA to conduct certain toxicology and other preclinical studies prior to initiation of this trial in the US. The Company is in discussions with current and potential strategic partners to license the GERD product worldwide, in return for an up-front fee, milestone payments, payments for conducting clinical trials and royalties. The Company plans to recruit the first patients in Europe by mid-January, 2003.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                     Aphton Corporation

Date:  November 14, 2002             By:/s/ Frederick W. Jacobs
                                        ----------------------------------------
                                        Frederick W. Jacobs
                                        Vice President, Chief Financial Officer,
                                          Treasurer and Chief Accounting Officer

                               APHTON CORPORATION

                                 CERTIFICATIONS
                           PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

Certification

I, Philip C. Gevas, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Aphton Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                               By:/s/ Philip C. Gevas
                                  ----------------------------------------------
                                  Philip C. Gevas
                                  Chairman of the Board, Chief Executive Officer
                                    and President
                                  Date: November 14, 2002

Certification

I, Frederick W. Jacobs, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Aphton Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     By:/s/ Frederick W. Jacobs
                                        ----------------------------------------
                                        Frederick W. Jacobs
                                        Vice President, Chief Financial Officer,
                                          Treasurer and Chief Accounting Officer
                                        Date: November 14, 2002