Form 10-K
APHTON CORP
filed 2003-03-31
CIK 840319

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                    FORM 10-K
(MARK ONE)
  ( X )          Annual Report Pursuant to Section 13 or 15(d)
            of the Securities and Exchange Act of 1934 (Fee Required)
                   For the Fiscal Year Ended December 31, 2002

                                       Or

  (   )         Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
           For the transition period from ____________ to ____________

                          Commission File No. 000-19122
                                   ___________

                               APHTON CORPORATION
                         80 SW Eighth Street, Suite 2160
                              Miami, Florida 33130
                                 (305) 374-7338
Incorporated in         Securities Registered Pursuant to        I.R.S. Employer
Delaware                    Section 12(b) of the Act              Identification

                                     None.
                               Title of Each Class

                                                                 No. 95-3640931

           Securities Registered pursuant to Section 12(g) of the Act:
                         Common Stock ($.001 par value)

                             ______________________
                               Title of Each Class

               Indicate by check mark whether the registrant (1) has filed all reports required to be c to be filed by
               Section 13 or 15(d) of the Securities Exchange Act of 1934 during during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes (X) No ( )

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
               Part III of this Form 10-K or any amendment to this Form 10-K. ( )

               Number of shares of Common Stock ($.001 par value)
                  Outstanding as of March 28, 2003: 24,701,639

            Aggregate market value of Common Stock ($.001 par value) held by non-affiliates of the registrant on June 30, 2002 based on the last sale price on June 30, 2002: $136,101,923

                       Documents Incorporated by Reference

         Document                                          Part of Form 10-K
Proxy Statement for the 2003 Annual                             Part III
   Meeting of Stockholders

Item 1.  Business

                                   The Company

Our History and Product Development

Aphton Corporation ("Aphton" or the "Company") is a biopharmaceutical company. We are engaged in research and development and conduct clinical trials for our products, both independently and with our corporate strategic partners. We apply our innovative active immunization technology-platform to develop products for neutralizing, and removing from circulation, hormones and other molecules that participate in gastrointestinal system and reproductive system cancer and non-cancer diseases.We also are developing a product to neutralize hormones to prevent pregnancy.

Since 1997 we have had a strategic alliance with Pasteur Merieux Connaught, now Aventis Pasteur, for products that treat gastrointestinal cancers, in North America and Europe. Since 1998, we have had a strategic alliance with SmithKline Beecham, now GlaxoSmithKline, for products that treat reproductive system cancers and non-cancer diseases, worldwide.

During our first five years, we developed the basis of our innovative active immunization (vaccine) technology and our monoclonical antibody technology and have continued developing them to date. In our second five years, Aphton initiated the development of products based on those technology platforms, which we have continued to date. Since our inception, we have developed a patent estate to protect our technology platforms and our products after they are commercialized. During this period and since, together with our collaborating scientists, we have developed the scientific foundations and the scientific literature relating to the central role of gastrin and gastrin receptors in the onset, development, growth and spread of adenocarcinomas of the gastrointestinal system from the esophagus to the stomach, pancreas and liver and through the colon and rectum.

After conducting toxicology testings and pre-clinical trials in animals, we initiated phase I safety and phase II dose-ranging/indications of efficacy clinical trials, with G17DT and GnRH pharmaccine. These trials demonstrated for the first time that a patient's immune system can be activated to target, neutralize and inhibit hormonal growth factors that fuel cancers and drive them to metastasize (spread). We recently reported successful results from a randomized, double-blind, phase III trial with G17DT as monotherapy for advanced pancreatic cancer and from a phase II gastric (stomach) cancer trial with G17DT in combination with the chemotherapeutics cisplatin and 5-FU. These trials are described more fully under "Results and Status" in this Section.

We achieved our developments, preclinical and clinical results with the expenditure approximately $134 million in the twelve years since our initial public offering in 1991. We believe we can reduce our spending during the next twelve months by more than 60% to less than $16 million from the approximately $40 million during the 12 months of fiscal year 2002. We will pursue our primary objective of filing for approval to market G17DT for monotherapy for advanced pancreatic cancer patients in the European Union, Canada and Australia by September 2003. We currently have a strategic alliance with Aventis Pasteur, whereby Aventis will exclusively promote, advertise, market, distribute and sell our anti-gastrine vaccine (G17DT) in North America and Europe. We intend to license G17DT to third parties to treat human cancers in other markets worldwide, including Japan. We also intend to license worldwide our monoclonal antibody products to target gastrointestinal system cancers. For non-cancer therapies, we intend to license G17DT for the treatment of gastroesophageal reflux disease (GERD).

Clinical Trials

We are currently completing the following clinical trials: a phase III trial conducted outside of the United States for pancreatic cancer with its anti-gastrin 17 immunogen (G17DT) as a monotherapy; a phase II clinical trial conducted in the United States and foreign countries, with G17DT in combination with the chemotherapeutics cisplatin and 5-FU for gastric cancer patients; and a phase II trial in Europe with GnRH pharmaccine for prostate cancer patients. We are conducting a second phase III trial that has also completed patient recruitment, conducted in the United States and foreign countries for pancreatic cancer with G17DT in combination with the chemotherapeutic gemcitabine. We have initiated but are not currently recruiting patients pending funding for a phase II trial in Europe with G17DT for gastroesophageal reflux disease (GERD), or

"severe heart burn" patients. In addition, our Phase II clinical trial with respect to immuno-contraception has been initiated but is "on hold," pending further funding from the WHO.

We believe that the results of the randomized, double blind, phase III trial conducted in foreign countries with G17DT as a monotherapy for advanced pancreatic cancer patients, described in more detail under "Status and Results" in this Section, are already sufficient for filing for marketing approval in the European Union, Canada and Australia. Therefore, Aphton has begun the process of gathering and compiling the data and the preparation of the extensive regulatory documentation required for submission for marketing approval. This process can be expected to take approximately five months, but that cannot be stated with certainty. Aphton expects it will receive priority review of the filings. The time for review and the granting of marketing approval in each jurisdiction cannot, however, be predicted by Aphton with certainty.

In addition, we believe that the results of our phase II trial for gastric cancer patients treated with G17DT in combination with cisplatin and 5-FU can be described as "impressive." We plan to investigate the possibility of obtaining a conditional marketing approval for this therapy in a foreign jurisdiction based on these results, when the final data is compiled, analyzed and documented. In parallel, we plan to seek corporate partners for G17DT for cancer therapy in countries outside of Europe and North America, where we currently have no licensees, and corporate partners for our monoclonal antibody platform for cancer therapies and G17DT for GERD therapy, worldwide.

Financial Strategy

We finance our operations through the sale of our equity securities, convertible debentures and licensing fees. These funds provide us with the resources to operate our business, attract and retain key personnel and scientific staff, fund our research and development program, pre-clinical testing and clinical trials, obtain the necessary regulatory approvals and develop our technology and products.

Aphton Corporation, a Delaware corporation, was incorporated in 1981. The common stock of Aphton has been trading on Nasdaq's National Market System since June 2, 1994. Aphton had been traded in the Nasdaq Small-Cap Issues (formerly over-the-counter) market since April 1, 1991, the date of Aphton's initial public offering. The Company's common stock is traded under the symbol "APHT."

                                Basis of Approach

Aphton's primary approach for the treatment of major diseases such as cancer has been to employ (anti) "hormone therapy." Aphton's hormone therapy involves neutralizing, or blocking, targeted hormones which play a critical role in diseases of the gastrointestinal and reproduction systems. Aphton has selected the strategy of hormone therapy because hormone therapy has proved over decades to be efficacious in the treatment of major diseases, both malignant and non-malignant. Well-documented examples of the efficacy of hormone therapy in humans are blocking gastrin (Proglumide) or blocking another hormone stimulated by gastrin, namely histamine (Zantac, Tagamet), to reduce stomach acid. These hormone therapies treat GERD, ulcerations of the esophagus and peptic ulcers. Additional examples of hormone therapy include blocking estrogen (Tamoxifen), for breast cancer therapy and blocking the production of testosterone (Lupron, Zoladex) for prostate cancer therapy.

                               Results and Status

The status of our products under research and development is summarized in the following table.

                                                                                                        Strategic
      Product           Indication(s)             Product Description              Status(1)(2)         Alliances
      -------           -------------             -------------------              ------------         ---------

Anti-Gastrin 17       Advanced            The vaccine, containing a portion     Phase III clinical     Aventis
(G17DT) for           pancreatic cancers  of the hormone gastrin 17 (G17),      trial:  G17DT          Pasteur(3)
Gastrointestinal                          and diphtheria toxoid (DT),           administered  as a
Cancers                                   chemically bound together to form     monotherapy
                                          G17DT, neutralizes both G17 and the
                                          hormone Gly-G17 to treat advanced
                                          pancreatic cancer.

Anti-Gastrin 17       Advanced            The vaccine, containing a portion     Phase III clinical     Aventis
(G17DT) for           pancreatic cancers  of the hormone gastrin 17 (G17),      trial:  G17DT          Pasteur(4)
Gastrointestinal                          and diphtheria toxoid (DT),           administered with
Cancers                                   chemically bound together to form     Gemcitabine, a
                                          G17DT, neutralizes both G17 and the   chemotherapy
                                          hormone Gly-G17 to treat advanced
                                          pancreatic cancer.

Anti-Gastrin 17       Advanced stomach    The vaccine, containing a portion     Phase II clinical      Aventis
(G17DT) for Gastric   cancer and/or       of the hormone gastrin 17 (G17),      trial: G17DT           Pasteur(5)
and                   esophagus cancers   and diphtheria toxoid (DT),           administered with
Gastro-Esophageal                         chemically bound together to form     the
Cancers                                   G17DT, neutralizes both G17 and the   chemotherapeutics
                                          hormone Gly-G17 to treat advanced     Cisplatin and 5-FU
                                          stomach cancer and/or esophagus
                                          cancer.

GnRH Pharmaccine      Reproductive        A vaccine that neutralizes the GnRH   Phase II clinical      GlaxoSmith
                      system cancers      hormone for hormone-failed or         trial: GnRH            Kline(6)
                      (including          hormone-resistant patients with       pharmaccine
                      prostate cancer)    prostate cancer.                      administered with
                                                                                Taxotere, a
                                                                                chemotherapy

Anti-Gastrin 17       Gastro-intestinal   An anti-gastrin vaccine,   that       Phase II clinical      None
(G17DT) for           ulcerations and     neutralizes G17 to treat GERD and     trial, initiated but
Gastro-Esophageal     GERD                gastro-intestinal ulcerations.        not currently
Reflux Disease                                                                  recruiting patients;
(GERD)                                                                          pending funding

Immuno-               Prevent pregnancy   A prophylactic (contraceptive)        Phase II clinical      World Health
Contraception         in women            vaccine that neutralizes a female     trial initiated but    Organization
                                          hormone known as hCG.                 awaiting further       (WHO)
                                                                                funding by WHO

(1) The first, third and fourth of these trials are fully recruited and nearing completion.

(2) Clinical trials of a new drug are typically conducted in three sequential phases. Phase I studies typically test the product for safety tolerance. Phase II studies involve limited trials to determine the optimal dose and frequency of administration and an indication of efficacy for defined indications. When the product has been found safe and shows promise of efficacy, further trials are undertaken in Phase III to fully evaluate clinical efficacy and to further test for safety typically using a large and geographically diverse number of patients.
(3),(4),(5) For countries in North America and Europe.
(6)   For countries worldwide.

Anti-Gastrin Immunogen (G17DT)

Our current anti-gastrin immunogen, or vaccine, clinical programs treat several human gastrointestinal system adenocarcinomas, including those of the esophagus, stomach and pancreas, metastases to the liver and may treat metastases of the liver, colon and rectum.

Our anti-gastrin targeted therapy induces antibodies in patients that bind to both gastrin 17 and gly-gastrin and remove them from circulation before they can bind to the cancer cell and initiate cell growth. Gastrin 17 and gly-gastrin are believed to be central growth factors, or the initiating signals, for cell growth, cell proliferation and metastasis (spread) in gastric, i.e. stomach, pancreatic, esophageal, colorectal, liver and other gastrointestinal (GI) system cancers. This signaling program is accomplished by gastrin binding to the large numbers of gastrin receptors which appear, de novo, in the great majority of cases, on tumor cell surfaces throughout the gastrointestinal system. Interrupting this process by immunizing the patient with Aphton's anti-gastrin immunogen is a precisely "targeted" immunotherapy. This specificity of targeting only cancer cells occurs because gastrin is not normally secreted and gastrin receptors are not normally found on cells in the GI system, unless they are malignant, or on the path to malignancy (except for those cells involved with normal acid secretion).

Recent findings have shown that inhibiting gastrin not only inhibits cell growth, proliferation and metastasis directly, but also "unblocks" a central pathway leading to cell-suicide (apoptosis). This tilts the balance, from cell growth, to cell suicide. This effect is amplified synergistically when Aphton's drug is given together with a chemotherapeutic drug, as demonstrated in our phase II trial for gastric cancer patients treated with G17DT in combination with cisplatin and 5-FU, described hereunder. Gastrin also stimulates the secretion and expression of other important growth factors and receptors within and on the surfaces of the cancer cells involved in tumor growth. Hence, inhibiting gastrin inhibits all of the foregoing factors contributing to tumor growth and spread, while simultaneously opening a central pathway to cell suicide. Aphton's anti-gastrin targeted therapy adds a biological dimension to the treatment of gastrointestinal cancers.

We know of no other vaccine or drug that selectively blocks or neutralizes both gastrin 17 and glycine-extended gastrin 17. Aphton believes that its anti-gastrin vaccine can extend survival in patients suffering from adenocarcinomas of the gastrointestinal system, without adding systemic toxicity.

Phase III clinical trial for patients with advanced pancreatic cancer

In March 2003 Aphton announced that it had met with and presented results of its randomized, double blind, controlled, monotherapy, Phase III clinical trial conducted in Europe with G17DT on patients with advanced pancreatic cancer to a foreign regulatory authority.

The presentation of the most recent analysis of the data resulting from the Phase III clinical trial, which is not yet completed, as some patients are still alive, demonstrated an overall median survival benefit of 83%, with a statistically significant value of p. The corresponding hazard ratio (HR) was 0.65, which also had a statistically significant value of p. (an HR of 0.65 means that at any point in time, patients on G17DT had a 154% higher likelihood of surviving longer than patients on the control.) Because there are still surviving patients in the trial that are being treated, the results of the final analysis could vary. If further details on the trial were to emerge prior to its completion, there is a possibility that the result of the analysis of the standard of care of the remaining patients could be influenced, thereby jeopardizing both their inclusion in the final statistical analysis and the ultimate breadth of the indication allowed in each jurisdiction.

The latest Phase III clinical trial results update the results announced by Aphton on October 28, 2002 which reported on clinical trials on patients with advanced pancreatic cancer who had received no previous therapy and were treated either with Aphton's anti-gastrin immunogen G17DT as a monotherapy, or with the control. The primary efficacy measure was survival time from the date of randomization. A summary of the results reported is as follows: a) patients with stage IV pancreatic cancer treated with G17DT had a median survival time that was 53% longer than the stage IV patients in the control arm; b) 25% of the patients with stage IV pancreatic cancer who were treated with G17DT had a survival time that was 106% longer than the control arm; and c) the overall HR was 0.7; that is to say, at any point in time, patients on G17DT had a 143% higher likelihood of surviving longer than patients on the control.

It is estimated that approximately 88,000 new cases of pancreatic cancer will be diagnosed in the United States and Europe this year. The prognosis for most of these patients is very poor. At the time of diagnosis, the great majority of patients have the disease in its advanced stages, which is considered incurable, and the patients have a very short survival time. Surgery, when possible, and chemotherapy are the primary treatment options currently available, but have shown only very limited benefit. Aphton believes that its anti-gastrin targeted immunotherapy approach has the potential to extend patient survival time significantly without adding systemic toxicity.

We believe that the results of the trial are already sufficient for filing for marketing approval in the European Union, Canada and Australia. Therefore, Aphton has begun the process of gathering and compiling the data and the preparation of the extensive regulatory documentation required for submission for marketing approval. This process can be expected to take approximately five months, but cannot be stated with certainty. Aphton expects it will receive priority review of the filings. The time for review and the granting of marketing approval in each jurisdiction cannot, however, be predicted by Aphton with certainty.

We believe that with these clinical trials and regulatory developments, we have reached the decisive turning point in our corporate development and in the pursuit of our corporate objectives.

Fast Track designation for G17DT (anti-gastrin) immunogen in combination with cisplatin and 5-FU for use in stage IV gastric cancer

On February 21, 2003, Aphton announced that the U.S. Food and Drug Administration (FDA) granted its request for Fast Track designation for its G17DT (anti-gastrin) immunogen in combination with cisplatin and 5-FU for use in stage IV gastric cancer to improve overall survival. "Fast Track" is a formal mechanism of interacting with the FDA using approaches that are available to all applicants for marketing claims. The benefits of a Fast Track designation includes scheduled meetings with the FDA to seek FDA input into development plans, the option of submitting a New Drug Application in sections rather than a submission of all components simultaneously, and the option of requesting evaluation of studies using surrogate endpoints. The Fast Track designation is intended for the combination of a product and a claim that addresses an unmet medical need, but is independent of the FDA's priority review and accelerated approval mechanisms.

It is estimated that there are approximately 570,000 patients with gastric cancer in the United States, Europe and Japan alone. The prognosis for the overwhelming majority of these patients is very poor. Patients diagnosed with metastatic disease have five-year survival rates of only about three percent. Currently, surgery and chemotherapy are the primary treatment options, but these regimens have shown only very limited benefit. Aphton believes that its anti-gastrin targeted immunotherapy approach has the potential to extend patient survival without adding systemic toxicity.

Phase II clinical trial with patients with metastatic stomach cancer who were treated with Aphton's G17DT and chemotherapy consisting of cisplatin and 5FU

On February 6, 2003 Aphton reported an interim analysis of tumor response results from its phase II clinical trial with patients with metastatic stomach cancer who were treated with Aphton's G17DT and chemotherapy consisting of cisplatin and 5FU. This report follows interim response results reported at the American Society of Clinical Oncology (ASCO) in an interim report dated July 31, 2002, which reported an overall tumor response rate of 51.4%, an interim report at the ASCO annual meeting dated June 12, 2002, which reported an overall tumor.

response rate of 48.3% and an initial report dated May 17, 2002 at the ASCO annual meeting, which reported an overall tumor response rate of 53%.

A total of 103 patients were enrolled, of which 73 were evaluable. Thirty-seven patients had either a partial or a complete tumor response, for an overall tumor response rate of 51%. Two patients had a complete response (CR - no detectable residual tumor) and 35 had a partial response (PR). An additional 23 patients had stable disease. Throughout the trial, there was no systemic toxicity attributed to G17DT. One patient showed a previously unseen response pattern. He first responded to treatment with the combination of G17DT and cisplatin/5FU with a reduction of the tumor lesions by approximately 70% (a partial response). Subsequently, the disease stabilized (i.e. the size of the lesions did not increase for between 7 to 8 months, in spite of discontinuation of treatment with cisplatin halfway through the study period because of neuropathy). An additional treatment with G17DT in October 2002, the fifth overall treatment, resulted in a reduction of the tumor lesions (PR) by a further 80%. Subsequent to the sixth treatment in January 2003, there was a complete disappearance of all lesions, the second complete response in the study. Sixteen months after his first treatment, the patient was alive and doing well, with no residual tumor detectable. Aphton's anti-gastrin targeted immunotherapy adds a biological, non-toxic dimension to the treatment of gastrointestinal cancers.

There is only one large, randomized, phase III clinical trial that has been reported in the medical literature with cisplatin plus 5FU for patients with advanced gastric cancer. Of 399 total patients enrolled in the trial, 245 were evaluable. For the patients treated with cisplatin plus 5FU, the tumor response rate was 20%, as reported by the European Organization for Research and Treatment of Cancer (EORTC) which conducted the trial. The results reported by Aphton today compare favorably with those results. They represent a 155% improvement relative to the 20% results reported in the EORTC clinical trial.

Aphton's July 31, 2002 interim results from its phase II clinical trial with patients with metastatic stomach cancer who were treated with Aphton's G17DT and chemotherapy consisting of cisplatin and 5FU updated results reported on June 12, 2002. Of 72 evaluable patients reported upon this time, 37 had either a partial or a complete tumor response for an overall tumor response rate of 51.4%. One patient had a complete response (no detectable residual tumor) and 36 had a partial response (tumor shrinkage by 50% or more). Furthermore, an additional 20 patients had stable disease.

Aphton's June 12, 2002 interim results from its phase II clinical trial with patients with metastatic stomach cancer who were treated with Aphton's G17DT and chemotherapy consisting of cisplatin and 5FU updated results reported at the ASCO annual meeting on May 17, 2002. Of 58 evaluable patients reported upon this time, 28 had either a partial or a complete tumor response for an overall tumor response rate of 48.3%. One patient had a complete response (no detectable residual tumor) and 27 had a partial response (tumor shrinkage by 50% or more). Furthermore, an additional 21 patients, or 36.2% of the evaluated patients, had stable disease. Thus, a total of 84.5% of the patients had either tumor shrinkage or stable disease.

Aphton's May 17, 2002 report at the ASCO annual meeting presented highlights from several clinical trials and studies with Aphton's anti-gastrin 17 immunogen (G17DT). Audited results from a Phase II clinical trial in the United States and Europe with previously untreated patients with advanced metastatic stomach cancer treated with Aphton's anti-gastrin 17 immunogen (G17DT) were presented by the principal investigator, Dr. Jaffer Ajani, MD. He noted that there was no approved therapy currently available and that chemotherapy is considered only palliative. Dr. Ajani presented additional audited interim results of the clinical trial with patients with metastatic stomach cancer who were treated with Aphton's G17DT and chemotherapy consisting of cisplatin and 5FU. Of the 36 reported and audited evaluable patients, 19 had a partial tumor response (tumor shrinkage by 50% or more) for an overall response rate of 53%. One patient had a complete response (no detectable residual tumor) and 18 had a partial response. These results compared favorably with the reported response rates of chemotherapy with cisplatin plus 5 FU/Leucovorin. Aphton's anti-gastrin targeted therapy added a biological dimension to the treatment of gastrointestinal cancers.

On February 8, 2002, Dr. Ajani, announced interim results of the gastric cancer Phase II clinical trial with Aphton's immunogen, G17DT, in a symposium titled "G17DT: A New Approach to Growth Factor Neutralization" at the 12th International Congress on Anti-Cancer Treatment held that week in Paris. The symposium was chaired by Dr. Ajani. Dr. Ajani presented an interim analysis of the first 30 patients on whom results were available. No side effects were attributed to the immunogen. When administered with G17DT the patients completed on average 5.5 cycles of chemotherapy, compared to a normal average of 2.5 cycles completion before side effects force discontinuation. Of the 30 patients, 15 had a partial tumor response (tumor shrinkage by 50% or more) for an overall response rate of 50%. One patient had a complete response (no detectable residual tumor) and 14 had a partial response. These results compare favorably with reported response rates of chemotherapy with cisplatin plus 5 FU/Leucovorin in large, controlled clinical trials for patients with metastatic gastric cancer. The results discussed the two trials conducted in the United Kingdom with respect to Aphton's anti-gastrin immunogen.

The results discussed above updated the results presented in May 2001 at the annual meeting of the ASCO in San Francisco with respect to two studies conducted in the United Kingdom on Aphton's anti-gastrin 17 immunogen.

In the first trial, conducted at the Royal Free Hospital, University College in London, 30 patients with histologically proven locally advanced or metastatic pancreatic cancer were immunized with Aphton's anti-gastrin 17 immunogen, at different doses. Of the patients immunized with the lower dose, 46% responded with antibodies to gastrin, while 82% responded at the higher dose. Median survival (50%) for all patients, both lower and higher doses, was 187 days and median survival for patients responding with anti-gastrin 17 antibodies was 217 days. For comparison, median survival for patients receiving best supportive care is approximately 130 days.

In a larger, second trial conducted at the Queens Medical Center, University of Nottingham, 37 patients immunized with anti-gastrin 17 immunogen were compared with 37 patients receiving best supportive care. In this larger study, the patients received only the higher dose. Median survival was 297 days, or 9.9 months, as compared to the control group, which had a median survival of 109 days, or 3.6 months. This represents a factor of 2.75, or a 175% increase in median survival. Moreover, more than a third of the immunized patients gained weight, which is highly unusual for patients with advanced pancreatic cancer. For further comparison, the patients receiving Aphton's anti-gastrin 17 immunogen had a median survival of 9.9 months, whereas the chemotherapeutic gemcitabine, the only approved drug for pancreatic cancer in the United States, had a median survival of approximately 5.5 months, in the pivotal trial upon which its approval was based.

Orphan Drug status for G17DT for both pancreatic cancer and gastric (stomach) cancer indications

On January 22, 2003 Aphton announced that it had received official notification that the Committee for Orphan Medicinal Products (COMP) had recommended to the European Commission of the EU that Aphton's anti-gastrin immunogen G17DT be granted Orphan Drug status for both pancreatic cancer and gastric (stomach) cancer indications.

On December 19, 2002, Aphton announced that it had received official notice from the Therapeutic Goods Administration (TGA), the regulatory authority in Australia equivalent to the U.S. FDA, granting its anti-gastrin G17DT Immunogen Orphan-Drug status for treatment of both pancreatic cancer and gastric (stomach) cancer. Unlike in the United States, the Australian orphan-drug designation automatically confers priority evaluation for the drug ahead of other evaluations.

On July 23, 2002, Aphton announced that it had received official notice from the FDA granting its anti-gastrin G17DT Immunogen Orphan-Drug status for treatment of gastric (stomach) cancer. The indication designated was broader than the indication originally sought by Aphton.

On July 17, 2002, Aphton announced that it had received official notice from the FDA granting its anti-gastrin G17DT immunogen Orphan-Drug designation for treatment of adenocarcinoma of the pancreas. The indication designated was broader than the indication originally sought by Aphton.

The term "orphan-drug" in the United States refers to a product that treats a rare disease affecting fewer than 200,000 Americans. Orphan-Drug Status confers a 7-year period of exclusive marketing rights for G17DT for this indication, thereby protecting it from similar drugs of the same class. In addition, Aphton is qualified to apply for grant amounts totaling up to $900,000 over a 3-year period, with a maximum of $300,000 per year. Furthermore, the requirement for a $300,000 user fee that is payable with the submission of a New Drug Application is waived for an Orphan Drug.

Results of other studies and reviews

On May 23, 2002, at the annual meeting of the American Gastroenterological Association (AGA) being held in San Francisco, Aphton collaborators received a Blue Ribbon Award Poster of Distinction for one of the four scientific posters relating to Aphton's anti-gastrin immunogen (G17DT), the gastrin family of growth factors and their receptors, the inhibition of these growth factors and receptors, their role in tumor growth, new blood vasculature (angiogenesis) and apoptosis, or cell suicide.

The Blue Ribbon Award was given for Aphton's studies showing that both gastrin 17 (G-17) and the precursor gly-G-17 are able to induce specific growth responses that lead to the branching and tubular networks characteristic of angiogenesis, in a human endothelial cell system (cells responsible for the development of new blood vasculature). Most importantly, the studies showed that the angiogenic stimulus in this cell system was equal in magnitude to that caused by VEGF, which has received much attention in the scientific and drug development literature. Furthermore, the studies showed that neutralization of G-17 and gly-G-17 by Aphton's anti-G17-DT caused a strong and significant reversal of (angiogenic) effects confirming their specificity of action. The studies also demonstrated in these angiogenic cells, at both the molecular and protein level, that gastrin/CCK-2 receptor was expressed, and that gastrin/CCK-2R in these blood vessel forming cells was of the type that had 3 times increased affinity for gly-gastrin than for G-17 (amidated) gastrin, which is characteristic of the receptors found in metastatic tumors. It was concluded that these studies presented evidence for an angiogenic role for gastrin, in addition to its widely acknowledged role as a growth factor for GI-cancer cells and its spread.

A second study reported upon at the meeting investigated the mechanism of action by which an Aphton monoclonal antibody (Mab) targeted against the receptor to which G-17 binds, called the CCKB/Gastrin receptor, is taken up by a liver tumor cell, enters the cell nucleus and results in cell death. Five liver cancer (hepatoma) cell lines, both human and animal, were studied. The results showed that in all five cell lines, uptake of the (Aphton) labeled anti-CCK-BR antibody was correlated with apoptosis. The study concluded that a direct relationship between the uptake of the antibody and cell death by apoptosis existed. This observation has important implications in the treatment of CCK-BR positive tumors including hepatomas where there are limited therapeutic options."

A third study presented findings on the varying structure of the receptors for gastrin 17 and gly-gastrin 17 during the progression of malignancy; and a fourth study investigated the effect of Aphton's anti-gastrin immunogen (G17DT) on human pancreatic cancer cells, concluding that gastrin inhibition increases the potency of the cytotoxic agent Gemcitabine in pancreatic cancer.

In June, 2001, scientists in collaboration with Aphton published a peer-reviewed article with the new findings that the genes for both the gastrointestinal hormone gastrin and its receptor are "switched on" at the earliest stages of pre-malignancy in stomach cells, helping to fuel their progression to cancer. The article entitled: "Expression of Gastrin in Developing gastric Adenocarcinoma" appeared in the issue of British Journal of Surgery, 2001 Volume 88.

On May 15, 2002, Dr. Jaffer Ajani, MD presented the first results from a Phase III clinical trial at the MD Anderson Cancer Center in Houston, Texas, in treating patients with advanced, metastatic stomach cancer with Aphton's anti-gastrin 17 immunogen. Dr. Ajani, began the discussion by describing the worldwide incidence, stage of disease and expected (short) survival time at detection, and very high death rate statistics for stomach cancer (the highest annual number of deaths worldwide of all cancers after lung cancer). He noted that there is no approved therapy currently available; chemotherapy is considered palliative, only. Dr. Ajani then proceeded directly to provide the interim results of the trial with patients with metastatic stomach cancer who were treated with Aphton's anti-gastrin 17 immunogen and chemotherapy with cisplatin and 5FU.

Of the six reported evaluable patients:

     1) The first patient had six large liver metastases. After treatment with Aphton's immunogen and the ehemos, all of the metastases disappeared completely (unexpectedly), as shown by repeated CAT scans. The "before" and "after" photos were dramatic. This is termed a "complete response."

     2) Two of the patients had tumor volume shrinkage of greater than 50%. This is termed a "partial response."

     3) Three of the patients had tumor volume shrinkage of less than 50%. This is termed a "moderate response."

Thus all (100%) of the patients responded. Fifty percent of the patients were partial or greater responses, including a complete response. Since the remaining 50% were moderate responses, none even had to be termed "stable" (as yet), which is the cytostatic state hoped for and to be expected from depriving cells of the growth factor gastrin 17.

Anti-Gastrin Immunogen Alliance

In 1997 Aphton signed an agreement with Pasteur Merieux Connaught (now called "Aventis Pasteur") ("Aventis Pasteur" or "Aventis") for a strategic alliance for all human cancer applications of its anti-gastrin immunogen product, including stomach/esophageal, colorectal, and pancreatic cancers. Under the terms of the twenty-year agreement, Aphton is responsible for product development, clinical trials and regulatory agency approvals, and Aventis Pasteur is responsible for and will fund the promotion, advertising, marketing, distribution and sale of Aphton's anti-gastrin vaccine in North America, Mexico and Europe. In addition, Apthon and Aventis Pasteur have entered into agreements providing for the supply of certain components of the anti-gastrin immunogen (as well as other Aphton products) from Aventis Pasteur to Aphton. See our full discussion of the Aventis Pasteur agreements under Strategic Alliances in this Section.

GnRH pharmaccine

Overview

Aphton has developed an anti-hormone immunogen, GnRH pharmaccine, for human cancer indications, one that targets the reproductive hormone Gonadotropin Releasing Hormone (GnRH). By neutralizing (blocking) GnRH, the immunogen shuts down the production of estrogen and progesterone (in females) and testosterone (in males), which are normally produced in their respective gonadal organs. Estrogen fuels breast cancer and testosterone fuels prostate cancer. The biological blockage, like physical castration, should be efficacious in the treatment of prostate and breast cancers. Aphton's anti-GnRH immunogen induces biological blockage.

In 2001 Aphton successfully completed a pilot Phase I/II safety and dose ranging trial and has reported on the results through a news release and in a publication with collaborating scientists in the United Kingdom, in a peer-reviewed journal. The primary purpose of the safety and dose ranging trial was to demonstrate safety; the secondary purpose was to gather data using various doses of immunogen and to show that a biological castration could be induced with Aphton's immunogen.

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

Aphton is completing a Phase II clinical trial in Europe to treat prostate cancer patients who have failed hormone therapy (called hormone refractory patients), with a combination immuno-chemo therapy regimen comprised of GnRH pharmaccine, and the chemotherapeutic taxotere. Such patients will likely have been treated with a GnRH agonist drug (to achieve a chemical castration) or an orchiectomy (a surgical castration), following therapy for the primary tumor, but will have metastases, relapsed and have a rising PSA.

Strategic Alliance

In June 1998, Aphton and GlaxoSmithKline signed a Collaboration and License agreement, granting GlaxoSmithKline exclusive rights worldwide to Aphton's GnRH related patents and proprietary technology. The agreement covers the diagnosis, treatment and prevention of GnRH product are prostate, breast, ovarian and endometrial cancer. Additional medical indications for the anti-GnRH product are endometriosis, polycystic ovaries, uterine fibroids, contraception, infertility and precocious puberty. Under terms of the agreement, Aphton and GlaxoSmithKline are collaborating in a joint product development program, with GlaxoSmithKline responsible for phase III clinical trials and regulatory approvals, and for worldwide marketing and distribution of approved products. The agreement uses a royalty mechanism based on product sales, in dollars, worldwide to determine Aphton's revenues. See our full discussion of the GlaxoSmithKline license agreement under Strategic Alliances in this Section.

GERD

Aphton is also developing its anti-Gastrin immunogen approach for the treatment of gastroesophageal reflux disease (GERD), also known as "severe heartburn." GERD affects more than 20% of the adult population. Prescription drugs to treat this problem have annual revenues of over $13 billion. Aphton believes its therapy for GERD, which is not yet partnered with any drug company, will obviate major risks associated with current therapies while still providing their benefits, as well as providing more symptomatic relief, in this symptom-driven disease, for which current therapies are inadequate in approximately 50% of the patients. As a preliminary to conducting a Phase III trial for GERD, Aphton has conducted a limited Phase II trial in Europe to optimize the product, given the different performance-profile desired for this major, non-cancer application and has initiated a comprehensive Phase II trial in Europe, but is not currently recruiting patients pending further funding.

Immunocontraceptive

Aphton's anti-hCG immunocontraceptive product, which is being developed to prevent pregnancy, has been in a Phase II trial, funded by the World Health Organization (WHO) and is currently awaiting further funding by WHO for further development. See our discussion of the WHO strategic alliance under Strategic Alliances in this Section.

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

Aphton has developed an innovative and proprietary active immunization technology platform to create effective immunogens, which are products administered like vaccines. The immunogens harness and direct the body's immune system to generate antibodies, which bind to specific peptide portions of the administered immunogen. These antibodies cross-react (bind) with targeted "self" molecules, such as hormones, when they encounter that portion of the hormone, which is similar to the peptide portion of the administered immunogen. Because diseases involving hormones are not pathogen (microorganism) driven, they have not been viewed traditionally as being susceptible to treatment with immunogens to activate the body's immune system against targeted hormones. Instead, the traditional pharmaceutical industry approach to controlling these diseases has been to treat them with synthetic drugs. However, these drugs typically must be administered in relatively large quantities and on a daily or more frequent basis, giving rise to patient compliance problems, and often have adverse side effects.

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

    (b) A "carrier," Diphtheria Toxoid (DT), foreign to the body, to which a number of the synthetic peptides in (a) are chemically bound (conjugated). This makes them available to be both bound to and, together with the DT, internalized by "B-cells." DT contains the structures (epitopes) which, when internalized and "presented" on B-cells and Macrophages, are bound to by "T-cells." By binding to these foreign epitopes, these T-cells in turn, proliferate and signal the B-cells, which bind to the peptides in (a) to proliferate and to "mass produce" the desired antibodies (all of which bind to the peptide in (a)).

    (c) A proprietary, slow-release "suspender" which contains (a) and (b). This "delivery vehicle" is designed to enable the achievement of four objectives, concurrently: i) a high antibody response; ii) a long antibody response; iii) no systemic toxicity; and iv) long-term stability, or "shelf-life."

The anti-gastrin product, which is administered by injection, with booster shots at approximately six-month intervals, thus induces antibodies in the patient which bind with the peptide in (a) above and which also bind (cross-react) with and neutralize gastrin 17 (when they encounter that portion on gastrin 17 which is similar to peptide (a)). Gastrin 17 is known to drive (or fuel) colorectal, stomach, liver and pancreatic cancer. Neutralizing gastrin 17 inhibits both the growth and metastasis (spread) of these gastrointestinal cancers. In addition, the anti-gastrin product uniquely neutralizes glycine-extended gastrin 17, which has also been shown recently to be secreted by and to fuel these gastrointestinal system cancers.

Gastrin 17 is also responsible for the production of the bulk of stomach acid (approximately 90% in humans), the reduction of which is therapeutic for GERD and for both peptic ulcers and non-steroidal anti-inflammatory drug (NSAID)
- induced ulcers (NSAID examples include aspirin and ibuprofen).

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

                               Strategic Alliances

Aventis Pasteur

In February 1997, Aphton signed an agreement with Pasteur Merieux Connaught (now called Aventis Pasteur), for a strategic alliance for all human cancer applications of its anti-gastrin immunogen product, including stomach/esophageal, colorectal, and pancreatic cancers. Under the terms of the twenty-year agreement, Aphton is responsible for product development, clinical trials and regulatory agency approvals, and Aventis Pasteur is responsible for and will fund the promotion, advertising, marketing, distribution and sales of Aphton's anti-gastrin vaccine in North America and Europe. In addition, Aphton and Aventis Pasteur have entered into agreements providing for the supply of certain components of the anti-gastrin immunogen (as well as other Aphton products) from Aventis Pasteur to Aphton.

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

On December 20, 2002, Aphton signed a Letter of Intent to restructure its co-promotion and marketing collaboration with Aventis Pasteur. Consummation of the transactions contemplated by the Letter of Intent was subject to, among other conditions to be determined by the parties, Aventis' completion of due diligence to its satisfaction, approval of the transaction by Aventis' and Aphton's respective Board of Directors, and negotiation and execution of definitive agreements for the transaction that were mutually agreeable to Aventis and Aphton. The transactions contemplated by the Letter of Intent include, in part, the granting of exclusive worldwide rights to Aphton's active immunization targeting gastrin or its receptor(s), including, but not limited to, G17DT, for all oncology indications, and also to monoclonal antibodies under development by Aphton targeting gastrin or its receptor(s), for all oncology indications. Aphton would receive an initial payment under the restructured agreement, and would be entitled to receive milestone payments upon achieving certain goals and royalties on sales. Aventis would be responsible for the cost of all preclinical, clinical development and registration activities. On March 31, 2003, Aphton announced that its Board of Directors determined that it is not in the best interests of Aphton's shareholders to restructure the existing Co-Promotion and Marketing Agreement with Aventis Pasteur to treat human cancers with G17DT and that the

Letter of Intent dated December 20, 2002 was allowed to expire. Aphton and Aventis Pasteur will continue operating pursuant to the terms and conditions of their existing Co-Promotion and Marketing Agreement.

GlaxoSmithKline

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

As part of the agreement, GlaxoSmithKline made an equity investment in 1998 of $5,000,000 for 237,867 shares of newly issued Aphton common stock. Either party may terminate the agreement for, among other things, uncured material breach or certain events of bankruptcy or insolvency. Under the agreement as amended, if the anti-GnRH product has not been formally accepted by both parties, either party may terminate the agreement in 2002. In 2002, both parties agreed to continue this agreement. Once the product has been accepted for further development, GlaxoSmithKline may only terminate the agreement for safety, efficacy or economical reasons and Aphton may terminate for the reasons stated above. During the term of the agreement, GlaxoSmithKline will have full access to all matters encompassed within our patents and know-how relating to the anti-GnRH product. Upon termination or expiration of the agreement,
GlaxoSmithKline will cease to have the right to use or sell the anti-GnRH product, and all registrations and intellectual property rights in the anti-GnRH product will be fully transferred to us. Until the agreement is terminated or otherwise expires, any invention or discovery made jointly by GlaxoSmithKline and us during the development program will be jointly owned, and the product trademarks and any intellectual property developed by GlaxoSmithKline will be owned by them.

Schering-Plough Animal Health

In August 1997, we entered into a strategic alliance with Schering-Plough Animal Health covering all animal health applications of our anti-gastrin immunogen. Schering-Plough, in terms of annual sales, is one of the largest animal healthcare companies in the world. Equine (horse) ulcers was selected as the first indication to be pursued under the alliance. Under the terms of the ten-year agreement, we have granted Schering-Plough an exclusive license in the United States to promote, distribute and sell the anti-gastrin immunogen product under our patents and know-how.

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

In the event that a safe and effective product is developed, we have undertaken to WHO to dedicate a portion of our production capacity for the product to produce and supply the product to public sector agencies in developing countries only, according to a cost-related pricing structure. Either party may terminate the agreement for uncured material breach by the other party. In the event that we have ceased and continue to cease to perform our obligations under the contract, WHO may terminate the agreement and we will grant WHO an exclusive, royalty-free license to our technology to develop, manufacture and supply immunocontraceptive products to public sector agencies in developing countries only, as well as a non-exclusive, royalty-bearing license to develop, manufacture and supply immunocontraceptive products in developed countries and to the private sector generally. Once the immunocontraceptive product has reached a certain development stage and subject to certain consequences, WHO may be released from its obligations under the agreement for lack of funds or after an assessment of safety and efficacy of the product and Aphton will be released from its obligations.

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

The contract (outsourcing) manufacturing approach leverages on the large and available manufacturing resources of pharmaceutical industry companies. Aphton has contracted with drug manufacturing sources which are providing Aphton's immunogens for toxicology studies and clinical trials. Aphton's outsourcing of marketing, distribution and sales, as exemplified by the Aventis Pasteur and GlaxoSmithKline agreements, similarly leverages on the large and effective sales forces of the major pharmaceutical companies. Aphton's capital formation, personnel and plant and equipment requirements, together with associated risks, are clearly greatly reduced by such a commercialization strategy, which Aphton pioneered. In fact, the outsourcing of non-core functions has now been adopted by major drug companies. This strategy significantly enhances Aphton's ability to achieve rapid market penetration and growth and to exploit the benefits of the patent life of its products.

                                    Strategy

Aphton's product development and commercialization strategy differs significantly from the normal "licensing" of products to third parties. By using this strategy, Aphton can retain a significantly larger degree of control of the product development and commercialization, and a larger share of profits and earnings, if any, resulting therefrom. Under typical licensing (with royalty payments which are generally a small percentage of sales), the opposite would be the case. By avoiding the industry norm of "corporate partnering" with drug companies in its earlier development stages, and by both undertaking and overcoming the associated risks during product development, Aphton has earned and retained its options and the ability to optimally carry out its commercialization approach. This strategy was successfully validated with Aphton's agreements with Aventis Pasteur and GlaxoSmithKline.

                            Patents and Trade Secrets

Proprietary protection for Aphton's products is central to the Company's business. Aphton's policy is to protect its technology by, among other things, filing patent applications in worldwide markets of interest for products which it considers important and intends to market. In that regard, Aphton has filed patent applications and has continued to receive patents for its products, both domestic and foreign. As of December 31, 2002 we held 31 issued patents. Additional patent applications are in preparation or being filed or are pending in the US and in other countries. Aphton intends to continue filing additional patent applications relating to its products and, when appropriate, improvements in its technology and other specific products that it develops.

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

        Product           Indication(s)                                 Competition
        -------           ------------                                  -----------
Anti-Gastrin 17 (G17DT)   Advanced           The only FDA-approved treatment currently available for pancreatic
for Gastrointestinal      pancreatic         cancer is Gemcitabine, which is manufactured by Eli Lily.  Our
Cancers                   cancers            anti-Gastrin 17 (G17DT) product is intended to be used as a non-toxic monotherapy, or as a  therapy administered with Gemcitabine.  We believe that Pharmacia & Upjohn, AstraZeneca and other pharmaceutical companies are also developing pancreatic cancer therapy.

Anti-Gastrin 17 (G17DT)   Advanced stomach   There is currently no FDA-approved drug available for gastric cancer
for Gastric and           cancer and/or      or gastro-esophageal cancer.  FDA-approved chemotherapies used to
Gastro-Esophageal         esophagus cancers  treat cancer in other indications, as well as experimental cancer
Cancers                                      drugs in clinical trials, are currently being tried on patients with advanced gastric cancer or gastro-esophageal cancer.  Roche
                                             Laboratories and Bristol-Myers Squibb, among others, are our competitors in this market.

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

Anti-Gastrin 17 (G17DT)   Gastro-intestinal  Proton Pump Inhibitors are approved for treatment of GERD.  Unlike
for Gastro-Esophageal     ulcerations and    G17DT, none of the products currently available a) inhibits the
Reflux Disease (GERD)     GERD               effects of gastrin on the lower esophageal sphincter causing abnormal transient LES relaxations typically associated with GERD, which are believed to contribute heavily to the inadequate symptomatic relief of current drugs, or b) treats hyper-gastrinemia, which results from standard of care therapy using Proton Pump Inhibitors (PPIs).

Immuno- Contraception     Prevent            The use of a contraceptive vaccine eliminates patient compliance
                          pregnancy in       problems that are inherent with oral medications and intrusive
                          humans             devices made by our competitors in the current birth control market.


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

                                   Regulation

Government regulation in the United States and foreign countries is a significant factor in the development and marketing of all of Aphton's products and in Aphton's ongoing research and development activities. Clinical trials, manufacture and marketing of Aphton's products are expected to undergo extensive testing and approval processes by the Food and Drug Administration (FDA) and equivalent foreign regulatory authorities, including those of the European Union.

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

         Product              Trial Stage      Regulatory Requirements                Regulatory Status
         -------              -----------      -----------------------                -----------------

Anti-Gastrin 17 (G17DT)    Clinical Trials-   FDA, EU, Australia,         Amended Investigational New Drug
for Gastrointestinal       Phase III          Canada, Japan and other     application (IND) filed with FDA and
Cancers                                       countries' approvals.       European countries; received permission
                                                                          to proceed with clinical trials in the
                                                                          US and in Europe.

Anti-Gastrin 17 for        Clinical Trial-    FDA,EU, Japan  and other    Investigational New Drug application
Gastric and                Phase II           countries' approvals.       (IND) filed with FDA and European
Gastro-Esophageal                                                         countries; received permission to
Cancers                                                                   proceed with clinical trials in the US
                                                                          and in Europe.

GnRH Pharmaccine           Clinical Trial-    FDA, MCA and other          Investigational New Drug application
                           Phase II           countries' approvals.       (IND) filed with FDA; received
                                                                          permission to proceed with clinical
                                                                          trials in the US and Europe.

Anti-Gastrin 17            Clinical Trial-    FDA, MCA/EU and other       Amended Investigational New Drug
(G17DT) for                Phase II           countries' approvals.       application (IND) filed in Europe;
Gastro-esophageal Reflux                                                  received permission to proceed with
Disease (GERD)                                                            clinical trial.

Immuno-Contraception       Clinical Trial-    FDA, MCA and other          Investigational New Drug application
                           Phase II           countries' approvals.       (IND) filed in Europe; received
                                                                          permission to proceed with clinical
                                                                          trial.

                        Directors and Executive Officers

The directors and executive officers of the Company are set forth below:

Name:                                                  Position(s):
-----                                                  ------------

Philip C. Gevas                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer
William A. Hasler                      Vice Chairman of the Board, Director
                                        and Co-Chief Executive Officer
Robert S. Basso                        Chairman of Compensation and Audit
                                        Committees and Director
Georges Hibon                          Director
Nicholas John Stathis, Esq.            Director
Frederick W. Jacobs                    Vice President,  Chief Financial
                                        Officer,  Treasurer and Chief Accounting
                                        Officer

Philip C. Gevas - 69, Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Gevas has served as Director, President and Chief
Executive Officer since co-founding Aphton in 1981. Mr. Gevas conceived and directed the development of Aphton's inventions which have resulted in numerous patents for Aphton for the treatment of colorectal, pancreatic, liver, esophageal and stomach cancers, and GERD. After serving as an officer in the United States Air Force, Mr. Gevas had experience in the defense industry in management, science and engineering. Mr. Gevas has the degrees of M.E., and M.S. Mathematics (Stevens Institute of Technology) and M.S.E.E. (Ohio State University).

William A. Hasler - 61, Vice Chairman of the Board, Director and Co-Chief Executive Officer. Mr. Hasler has served as Director of the Company since 1991. Mr. Hasler's expertise and experience in management are focused both on strategy and in operations, in the execution of plans and programs. Prior to his appointment as Aphton's Co-Chief Executive Officer in July 1998, Mr. Hasler was Dean of both the Graduate School and Undergraduate School of Business at the University of California, Berkeley for more than five years. Earlier, Mr. Hasler was Vice Chairman of KPMG Peat Marwick, responsible for management consulting worldwide. He is currently also the Chairman and director of Solectron Corp., director of Stratex Networks and Ditech Communications, trustee of Schwab Funds, and public governor of the Pacific Exchange.

Robert S. Basso - 58, Director. Mr. Basso has served as director since 1984. Mr. Basso has served as Chairman of Correspondent Services Corporation (CSC) and as Managing Director of UBS PaineWebber Inc. for more than ten years. Previously, Mr. Basso was President of Broadcort Capital Corporation and Managing Director of Merrill Lynch, Pierce, Fenner & Smith.

Georges Hibon - 65, Director. Mr. Hibon has served as directors since 2001. For the past ten years, Mr. Hibon has served as Chairman and Chief Executive Officer of Pasteur Merieux Connaught, NA and a member of its Board of Directors.
Previously, Mr. Hibon was President of Merck France. The French Government awarded Mr. Hibon the honor of "Chevalier de la Legion d'Honor" for outstanding military and civilian accomplishments.

Nicholas John Stathis, Esq. - 79, Director. Mr. Stathis has served as director since 1994. Previously, Mr. Stathis served counsel at White & Case LLP, was a partner at Botein, Hays & Sklar; Watson, Leavenworth, Kelton & Taggart; and at Hopgood, Calimafde, Kalil, Blaustein & Judlowe. Mr. Stathis practiced in all phases of patent, trademark, copyright and unfair competition law.

Frederick W. Jacobs - 47, Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer. Mr. Jacobs has been with Aphton since 1989. Previously, Mr. Jacobs, a CPA, was Chief Financial Officer of BestCare, a Health Maintenance Organization from 1986 to 1989 and before that served on the staff of PricewaterhouseCoopers (then Coopers & Lybrand) providing audit and tax services.

Aphton's Bylaws authorize the Board of Directors to fix the number of directors from time to time by a vote of the majority of the entire Board of Directors (including any vacancies). All directors currently hold office until their successors have been elected. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. Directors do not receive any fees for service on the Board. Board members are reimbursed for their expenses for each meeting attended. There are no family relationships among executive officers or directors of Aphton.

Aphton's Audit Committee is composed of Messrs. Basso, Hibon and Stathis. The Compensation Committee is composed of Messrs. Basso and Stathis. Messrs. Basso, Hibon and Stathis are non-executive Board Members.

                          Principal Scientific Officers

In addition to Aphton's executive officers Philip C. Gevas, William A. Hasler, Aphton's principal scientific officers are:

Paul Broome, MB., Ch.B., MFPM (University of Sheffield Medical School, UK) - 53, Vice President and Medical Director for Clinical Trials and Regulatory Affairs, Europe - Asia. Dr Broome has been with Aphton since 1994. His years of clinical experience includes the responsibility at Glaxo for clinical trials which provided data for US (FDA) and the United Kingdom Medicines Control Agency (MCA) registration of the indication for ranitidine (Zantac) as maintenance therapy, which became the world's largest-selling drug. Later, Dr. Broome was Medical Director of a leading company in the United kingdom which provides services ranging from consulting and R&D through clinical trials, regulatory affairs and the registration of drugs for marketing approval from government regulatory agencies.

William D. Perkins, Ph.D. - 65, Vice President, Director for Clinical Trials and Regulatory Affairs, North America. Prior to joining Aphton Corporation in 2000, Dr. Perkins had years of experience in the medical field. He has been actively involved in oncology/immunology clinical trials, including directing all phases of clinical trial development, from Phase I through post-marketing approval (Phase IV). Dr. Perkins has been a major contributor to the formulation and writing of both investigational new drug (IND) applications and of new drug application (NDA) submissions to the FDA. Previous senior professional responsibilities in clinical trials and medical affairs include affiliations with ILEX Oncology (NASDAQ: ILXO), Elan Corporation PLC (NYSE: ELN) and Novartis (NYSE: NVS).

Richard Ascione, Ph.D. (Princeton University) - 65, Vice President, Director of Aphton's Laboratory of Molecular Medicine. Dr. Ascione has been with Aphton since 1994. Dr. Ascione directs R&D in the area of Molecular Biology and works closely with Aphton's Laboratory of Immunobiology in research and product development. Previously, Dr. Ascione was a professor in the Department of Experimental Oncology and Associate Director of the Center for Molecular and Structural Biology at the Hollings Cancer Center and the Medical University of South Carolina, respectively, in Charleston, South Carolina. Earlier, Dr. Ascione was with the National Cancer Institute (NCI) of the National Institutes of Health (NIH), where he served as Deputy Chief of NCI's Laboratory of Molecular Oncology. Dr. Ascione has published over sixty-five peer-reviewed papers, several book chapters and articles related to the molecular biology and gene regulation of cancer, human retroviruses and HIV/AIDS.

Theo de Roij, Ph.D., D.V.M. - 53, Vice President, Business and Product Development. Prior to joining Aphton in 1998, Dr. de Roij served for more than one year as Director of Business Development at GlaxoSmithKline Biologicals S.A., responsible for its worldwide business development activities. Previously, Dr. de Roij was employed by the Animal Health Division of Solvay, S.A., where he held several senior positions, including responsibility for worldwide business development and strategic planning.

Peter  Blackburn,   Ph.D.  -  53,  Vice  President,   Program   Development  and
Manufacturing. Dr. Blackburn has been with Aphton since 1997. Previously, Dr. Blackburn was Executive Vice President and Chief Operating Officer of Applied Microbiology, Inc. Earlier, he was involved in academic research in protein chemistry at Rockefeller University, New York, working in the laboratory of two recipients of the Nobel Prize for Chemistry. Dr. Blackburn has published numerous papers in peer-reviewed journals and is the inventor on numerous US and foreign patents.

Dov Michaeli, M.D. (University of California, San Francisco), Ph.D. (University of California, Berkeley) - 67, Senior Vice President, Director of Medical Science and Chief Medical Officer. Dr. Michaeli has been with Aphton since 1989. Dr. Michaeli is a senior member of Aphton's management team with extensive experience in clinical medicine and scientific research. Previously, Dr. Michaeli was a professor at the University of California, San Francisco (Departments of Biochemistry and Surgery) for twenty years. Dr. Michaeli has numerous patents and over fifty published articles and book chapters.

                       Administrative and Scientific Staff

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

Stephen Grimes, Ph.D., University of California - Vice President of the Laboratory of Immunology. Dr. Grimes joined Aphton immediately after its founding and is responsible for research and development in immunology and for the experimental design and implementation of immunology-based projects. He also serves as the principal scientific deputy for Aphton's clinical trials. Dr. Grimes is a co-inventor of numerous issued patents of the Company and additional patents in preparation and pending. Dr. Grimes joined Aphton upon finishing his doctoral dissertation at the University of California, Davis.

None of our directors or officers is involved, or has ever been involved, in any litigation, administrative or governmental proceeding in the past five years that are material to an evaluation of their ability and their integrity. Aphton has 56 employees, of which 48 work primarily in Research and Development.

                            Scientific Advisory Board

The members of Aphton's Scientific Advisory Board, which functions primarily as a review board for research projects and for product development programs, in addition to its senior staff members, are:

     Robert J. Scibienski, Ph.D., University of California, Los Angeles. A co-founder of Aphton, Dr. Scibienski focuses on immunology-related basic technology at Aphton, currently addressing immune system regulation, antigen presentation and gene interactions. Dr. Scibienski is a co-inventor of issued Aphton patents and a number of patent applications of Aphton. Dr. Scibienski is Associate Professor, Department of Medical Microbiology and Immunology and Director of the campus-wide Central Hybridoma Facility at the University of California, Davis. Dr. Scibienski has over thirty publications.

     Demosthenes Pappagianis, M.D. (Stanford School of Medicine), Ph.D. (University of California, Berkeley). A co-founder of Aphton, Dr. Pappagianis is its principal resource on the mechanisms of infection of pathogens and of host defenses. Professor and Chairman (1967-1985) in the Department of Medical Microbiology and Immunology at the University of California, Davis, Dr. Pappagianis is widely recognized in the field of infectious diseases. He is a Diplomate of the National Board of Medical Examiners and Diplomate of the

     American Board of Medical Microbiology. In addition, he is a Fellow of the Infectious Diseases Society of America and an Associate Member of the Armed Forces Epidemiological Board. Dr. Pappagianis has over one hundred publications.

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

     Richard L. Littenberg, M.D. A co-founder of Aphton, Dr. Littenberg is an emeritus member of Aphton's Scientific Advisory Board and is a co-inventor of three Aphton patent filings. Dr. Littenberg is Board Certified in both Internal Medicine and Nuclear Medicine and a Diplomate of the National Board of Medical Examiners and is President and Chief Executive Officer of HMG. Dr. Littenberg received his M.D. degree from the State University of New York. He has practiced internal and nuclear medicine for over twenty years. He has participated in clinical trials for major pharmaceutical companies and has engaged in gastrointestinal, cancer and cardiovascular research.

     Eliezer Benjamini, Ph.D., University of California, Berkeley. A co-founder of Aphton, Dr. Benjamini is an emeritus member of the Scientific Advisory Board and is a co-inventor of two Aphton patents. Dr. Benjamini retired as a full Professor in the Department of Medical Microbiology and Immunology at the University of California, Davis, where he holds the title of Professor Emeritus. Dr. Benjamini is widely recognized in the field of immunology. He has received awards from industry and academia, including the Distinguished Scientists Award in Virology and Immunology (1984) which was given for his pioneering work in the development of synthetic peptide vaccines. Dr. Benjamini has over one hundred publications and is co-author, with Dr. Sidney Leskowitz, of Immunology: A Short Course, a textbook for medical students.

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

 Gonadotropin Releasing Hormone (GnRH): a hormone secreted in the hypothalmus that stimulates the release of other
                                        reproductive hormones (including
                                        ultimately, testosterone, estrogen and
                                        progesterone).

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

                        Vaccine - Like: an immunogen consisting of a synthetic
                                        hapten (peptide) joined together with a
                                        foreign molecule, administered to induce the immune system to produce antibodies against the peptide.

Item 2.  Properties

We do not own any real property. We presently lease research and development facilities in Yolo County, California and in Leicestershire County, United Kingdom. We lease our corporate headquarters in Miami, Florida. We believe that these facilities are suitable for our operations for the foreseeable future. These leases expire at various dates through December 31, 2007. Rental expense for these leases for the year ended December 31, 2002 was approximately $151,992, for the eleven month period ended December 31, 2001 was approximately $73,000 and for the year ended January 31, 2001 was approximately $103,000. The minimum rental commitment for the year ending December 31, 2003 is $153,000, for the year ended December 31, 2004, $140,000, for the year ended December 31, 2005, $56,000, for the year ended December 31, 2006, $57,000, for the year ended December 31, 2007, $34,000 and none thereafter. The leases provide various options to renew, but we may or may not choose to renew any of the leases. We may or may not relocate one or more of our facilities based on strategic planning.

Item 3.  Legal Proceedings

We are not involved, and have never been involved, in any litigation, administrative or governmental proceeding and none is believed by our management to be threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The common stock of Aphton has been trading on Nasdaq's National Market System since June 2, 1994. Aphton had been traded in the Nasdaq Small-Cap Issues (formerly over-the-counter) market since April 1, 1991, the date of Aphton's initial public offering. The following table sets forth high and low price information, provided by Nasdaq Historical Research Department, for each full quarter beginning after December 31, 2001. Aphton's common stock is traded under the symbol "APHT."

For The Year Ended December 31, 2001:           High                       Low
         1st  Quarter                          $25.75                    $12.13
         2nd Quarter                           $24.82                    $14.40
         3rd Quarter                           $21.98                    $ 6.95
         4th Quarter                           $18.60                    $ 9.01
For The Year Ended December 31, 2002:
         1st  Quarter                          $16.00                     $9.60
         2nd Quarter                           $12.00                     $6.08
         3rd Quarter                            $7.58                     $2.16
         4th Quarter                            $4.34                     $1.28

We have never paid any cash dividends on our common stock. Although there are no restrictions that currently limit our ability to pay cash dividends, we intend to retain all future earnings, if any, until we generate sufficient revenues to allow for the payment of dividends. We do not expect to pay any cash dividends in the foreseeable future.

In August 2001, we closed a $14,250,036 million financing of unregistered equity securities with several institutional investors. Aphton sold 1,187,503 million shares of common stock at $12.00 per share. These shares were subsequently registered in September 2001. The purchase agreement relating to the August 2001 transaction contained an anti-dilution provision that would be triggered in the event that shares of common stock are issued below $12.00 per share before October 2001.

On February 7, 2002, Aphton sold 1,345,000 shares of registered common stock at $12.70 per share and received gross proceeds of $17.1 million.

On March 21, 2002, Aphton sold 1,200,000 shares of registered common stock at $10.50 per share and received gross proceeds of $12.6 million. Because the shares of common stock were issued below $12.00 per share, the anti-dilution provision contained in the August 2001 purchase agreement was triggered and as a result, on April 9, 2002, we issued 169,643 unregistered shares of common stock to certain of our investors.

On September 26, 2002, Aphton sold 2,500,000 shares of registered common stock at $2.00 per share and received gross proceeds of $5 million.

On December 6, 2002, Aphton sold 1,520,000 shares of registered common stock at $2.375 per share and received gross proceeds of approximately $3.6 million.

Subsequent to year end, on February 24, 2003, we sold to an institutional investor 500,000 shares of registered common stock at $2.96 per shares receiving gross proceeds of approximately $1.48 million and 150,000 unregistered warrants in a private placement at $0.125 per warrant for gross proceeds of $18,750. Each warrant has registration rights and entitles the holder thereof to purchase a share of our common stock at a price of $2.96 per share for the next five years.

As of December 31, 2002, Aphton had approximately 300 shareholders of record and approximately 5,000 beneficial holders of its common stock.

Item 6.  Selected Financial Data

                         SELECTED FINANCIAL INFORMATION

The selected financial data set forth below with respect to Aphton's statements of operations and balance sheets for the year ended December 31, 2002, eleven months ended December 31, 2001, the years ended January 31, 2001, 2000 and 1999 and the nine months ended January 31, 1998 are derived from audited financial statements and should be read together with the financial statements and related notes included in this Annual Report. All selected financial data are not covered by the independent accountants' report. The data presented below should be read together with the financial statements, related notes, and other financial information included herein.

Statement of Operations Data:                      Eleven Months                                                     Nine Months
(In thousands,                    Year Ended          Ended                                                             Ended
except per share data)           December 31,       December 31,               Year Ended January 31,                 January 31,
                                     2002             2001             2001            2000            1999              1998
                                     ----             ----             ----            ----            ----              ----
Research & development
     expenditures                  $ 37,682        $ 28,676          $ 15,302        $ 10,821        $ 9,454           $ 4,963
Net loss                           $(39,990)       $(31,264)         $(16,397)       $(11,193)       $(9,757)          $(6,605)
Net loss per share                 $  (1.93)       $ (1.87)          $  (1.02)       $  (0.76)       $ (0.68)          $ (0.48)
Weighted average shares
     outstanding                      20,748          16,739           16,100          14,731         14,431            13,733

Balance Sheet Data:                       December 31,                                       January 31,
                                     2002             2001             2001            2000            1999              1998
                                     ----             ----             ----            ----            ----              ----
Cash and current
     investments                   $   7,824        $   6,323        $ 18,664        $ 19,179        $ 10,555          $ 14,226
Total assets                       $  15,991        $  13,983        $ 27,364        $ 28,192        $ 19,891          $ 23,580
Total liabilities                  $  27,317        $  20,715        $ 16,208        $ 16,132        $ 13,339          $ 12,273
Accumulated deficit                $(140,605)       $(100,615)       $(69,351)       $(52,954)       $(41,760)         $(32,004)
Total stockholders' (deficit)
equity                             $ (11,326)       $  (6,733)       $ 11,157        $ 12,060        $  6,552          $ 11,307

In 1998, we changed our fiscal year-end from April 30 to January 31. In May 2000, we changed accountants from PricewaterhouseCoopers LLP to Ernst & Young LLP. The change is discussed in Item 9 of this Report. In March 2001, we changed our fiscal year-end from January 31 to December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Results of Operations

Year Ended December 31, 2002, Eleven Months Ended December 31, 2001 and the Year Ended January 31, 2001

During the year ended December 31, 2002, the we reported a net loss of $39,990,001. During this period we had no contract revenues. The investment earnings on cash and current investments for the year ended December 31, 2002 was $114,539 compared to $393,768 for the eleven months ended December 31, 2001. This significant decrease was due to lower average cash balances and interest rates. Total research and development expenditures increased $9,155,874 in the year ended December 31, 2002 over the eleven months ended December 31, 2001. This 32% increase was a result of an additional month in the year ended December 31, 2002 and the increased clinical trial costs associated with the development of our products. Research and development expenses were reduced by approximately $150,000. This reduction corresponds with an adjustment of the same amount for unrealized loss on investment securities. We allow certain employees to defer a portion of compensation, and we transfer this amount into an investment account that the employee then directs the investment of the funds. The related investment securities are held by us, and are subject to our the general creditors. These employees direct the investment of the funds, and the changes in value in these investments are recognized as unrealized gains and losses in the statement of operations with a corresponding increase or decrease to the carrying value of the investment account. The same amount is used to adjust research and development expense and the corresponding liability for employees' wages and benefits payable. Unrealized holding losses on trading securities and the corresponding decrease in research and development expense totaled approximately $150,000 for the year ended December 31, 2002, approximately $660,000 in the eleven month period ending December 31, 2001 and approximately $990,000 for the year ended January 31, 2001.

During the eleven months ended December 31, 2001, we reported a net loss of $31,264,455. During this period we had no contract revenues. The investment earnings on cash and current investments for the eleven months ended December 31, 2001 was $393,768, compared to $1,554,661 for the year ended January 31, 2001. This significant decrease was due to lower average cash balances and interest rates. Total research and development expenditures increased $13,374,272 in the eleven months ended December 31, 2001 over the year ended January 31, 2001. This 87% increase was a result of the increased clinical trial costs associated with the development of our products.

We do not accumulate cost information by major development product. Many costs are applicable to more than one product. We receive reimbursements from our strategic partners for some of our research and development expenses and these expenses are not included in our costs. We estimate that 93% of our research and development costs are spent on gastrointestinal and reproductive system cancers. There are no payment or penalty milestones associated with any of the projects, all of which are in Phase II or III clinical trials. We do not speculate on the timing of approvals by regulatory authorities.

During the year ended January 31, 2001, we reported a net loss of $16,397,139. During this period we had no contract revenues. The investment earnings on cash and current investments for the year was $1,554,611. This significant increase was due to higher average cash balances. Total research and development expenditures increased by $4,480,822 to $15,302,183. Research and development cash expenditures were approximately $5,468,000 greater in the year ended January 31, 2001 than in the year ended January 31, 2000 but were offset by the approximately $990,000 decrease described above. This increase was a result of the increased clinical trial costs associated with the development of our products.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for Aphton beginning January 1, 2003. Management does not expect that adoption of this standard will have a material impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the required classification of gain or loss on extinguishment of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations." This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. Aphton is required to implement SFAS No. 145 on January 1, 2003. Aphton does not expect this statement to have a material impact on Aphton's consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. Aphton is required to implement SFAS No. 146 on January 1, 2003 for transactions that occur after December 31, 2002. Aphton does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years and interim periods ending after December 15, 2002. SFAS No. 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. Aphton adopted the disclosure provisions required under SFAS No. 148 effective December 31, 2002.

                         Liquidity and Capital Resources

We finance our operations through the sale of our equity securities, convertible debentures and licensing fees. These funds provide us with the resources to operate our business, attract and retain key personnel and scientific staff, fund our research and development program, pre-clinical testing and clinical trials, obtain the necessary regulatory approvals and develop our technology and products.

Liquidity

During the year ended January 31, 2001, Aphton received net proceeds of $15.5 million from the closing of a private financing with several international biotechnology/healthcare funds. Aphton issued 491,509 shares of common stock.

In August 2001, we sold  approximately  1,187,503 shares of unregistered  common stock at $12.00 per share and received gross proceeds of approximately $14.25 million. These shares were subsequently registered in September, 2001. The purchase agreement relating to the August 2001 transaction contained an anti-dilution provision that would be triggered in the event that shares of common stock are issued below $12.00 per shares before October 2001.

On February 7, 2002, we sold 1,345,000 shares of registered common stock at $12.70 per share and received gross proceeds of $17.1 million.

On March 21, 2002, we sold 1,200,000 shares of registered common stock at $10.50 per share for gross proceeds of $12.6 million. Because the shares of common stock were issued below $12.00 per share, the anti-dilution provision contained in the August 2001 purchase agreement was triggered and as a result, on April 9, 2002, we issued 169,643 unregistered shares of common stock to certain of our investors.

On September 26, 2002, we sold 2,500,000 shares of registered common stock at $2.00 per shares and received gross proceeds of $5 million.

In December 6 2002, we sold 1,520,000 shares of registered common stock at $2.375 per share and received gross proceeds of approximately $3.6 million.

Indebtedness

On December 20, 2002, we issued and sold a convertible, redeemable, 5-year, interest bearing debenture (note) to Aventis for proceeds of $3 million. The note is convertible at Aventis' option under certain conditions into shares of our common stock at a conversion price substantially equivalent to the market price of the common stock at the time of conversion. We have the right and obligation to redeem the note under certain conditions at any time within the next 5 years.

Recent Developments

Additional Financing

Subsequent to year end, on February 24, 2003, we sold to an institutional investor 500,000 shares of registered common stock at $2.96 per shares receiving gross proceeds of $1.48 million and 150,000 unregistered warrants in a private placement at $0.125 per warrant for gross proceeds of $18,750. Each warrant has registration rights and entitles the holder thereof to purchase a share of our common stock at a price of $2.96 per share for the next five years.

Subsequent to year end, on March 31, 2003, we issued and sold in a private placement convertible, redeemable, 5-year, interest-bearing notes and warrants to three institutional investors, including a substantial participation by two existing investors in Aphton, for proceeds of $15 million in the first tranche closing on March 31. The Notes are convertible at a fixed price of $2.50 per share; as part of the transaction we also issued to the investors five year warrants with a fixed exercise price of $2.70 per share (both are at a premium to the market price of the common stock as of the last closing price), unless otherwise adjusted prior to conversion pursuant to the provisions of the notes and warrants. We have the right and obligation to redeem the notes under certain conditions at any time after the third year from the issuance date. The securities have registration rights. In addition, and subject to certain conditions, we are obligated to sell and one of the investors is obligated to purchase an additional $5 million of such notes and warrants convertible into shares of our common stock, also with registration rights, in the second tranche. In compliance with regulatory requirements, we intend to hold a shareholder's meeting to approve certain aspects of the transaction; in connection with the shareholder's meeting, we have already secured irrevocable proxies from certain of our existing shareholders to vote in favor of the transaction and believe that it will have a strong favorable majority vote.

The selected pro forma financial information summarized below shows the effect of the net proceeds from the equity financing transaction received on February 21, 2003 and February 24, 2003 and from the convertible debt financing completed on March 31, 2003] as if the closing of that transaction had occurred, and the net proceeds from those transactions had taken place, on December 31, 2002.

Balance Sheet Data:                    Pro Forma December 31        December 31,
                                                2002                    2002
                                                ----                    ----
Cash and current investments(1)            $19,971,277              $ 8,573,277
Total assets(1)                            $32,388,980              $15,990,980
Convertible Debentures(1)                  $18,000,000              $ 3,000,000
Total Liabilities(1)                       $45,316,616              $27,316,616
Total stockholders' equity (deficit)       $ 9,927,636             $(11,325,636)
Weighted average shares outstanding         20,789,615               20,747,948
-----------------------
(1) Subject to certain conditions, including, without limitation, (i) our common stock continuing to be listed on the Nasdaq and it not having been suspended from trading or having been threatened with delisting by the Nasdaq, or having fallen below the minimum standards for continued listing,
     (ii) no event of default having occurred under the convertible debentures then outstanding, (iii) our performance of our obligation to deliver shares of our common stock upon the conversion of the then outstanding notes and warrants, (iv) payment of interest on a timely basis, and (iv) our share price remaining above $3.00 a share, one investor will be obligated to purchase an additional $5 million of convertible debentures. If and when SF Capital Partners Limited purchases the convertible debentures, our pro forma December 31, 2002 (i) cash and current investments total would be $24,971,277, (ii) total assets would be 37,388,980, (iii) Convertible debentures total would be $23,000,000, and (iv) Total liabilities would be $50,316,616.

The unaudited pro forma financial information is not necessarily indicative of Aphton's future results of operations. The unaudited pro forma financial information should be read in conjunction with this section captioned "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and with our financial statements and related notes included in this report.

Nasdaq Listing

On October 15, 2002 and on November 1, 2002, we received notices from the staff of the Nasdaq National Market that our common stock had failed to maintain certain minimum requirements for continued listing on the Nasdaq National Market and both of the notices suggested that we may want to consider applying to transfer our securities to the Nasdaq Smallcap Market. We were subsequently advised by Nasdaq that we had regained compliance with certain minimum requirements for continued listing on the Nasdaq National Market and that our common stock would continue to be listed on the Nasdaq National Market, pending future review.

Because our share price is below $3 per share, we are currently not in compliance with the continued listing requirements of the Nasdaq National Market and as a result our common stock may be delisted. In the event that our common stock is delisted from the Nasdaq National Market, we would apply to list our common shares on the

Nasdaq Smallcap Market. Even if we had to move our securities from the Nasdaq National Market, we believe that we satisfy all the criteria for listing our common stock on the Nasdaq Smallcap Market which, among others, requires that our share price not fall below $1. There is no assurance, however, that our application for trading our common stock on the Nasdaq Smallcap Market would be accepted or, if accepted, that we would be able to maintain eligibility for continued listing on the Nasdaq Smallcap Market. If our common stock were to be delisted from the Nasdaq National Market and not accepted for listing on the Nasdaq Smallcap Market, it could adversely affect our ability to raise funds through stock and debt issuances.

Strategic Outlook

We intend to reduce our spending during the next twelve months by more than 60% to less than $16 million from approximately the $40 million during the 12 months of fiscal year 2002. We will pursue our primary objective of filing for approval to market G17DT for monotherapy for advanced pancreatic cancer patients in the European Union, Canada and Australia by September 2003. We currently have a strategic alliance with Aventis Pasteur whereby Aventis Pasteur will exclusively promote, advertise, market, distribute and sell our anti-gastrine vaccine (G17DT) in North America and Europe. We intend to license G17DT to third parties to treat human cancers in other markets worldwide, including Japan. We also intend to license, worldwide, products based on our monoclonal antibody platform targeting gastrin receptors on gastrointestinal system cancers and license, worldwide, G17DT for the treatment of gastroesophageal reflux disease.

We believe that our existing and anticipatec capital resources which are comprised primarily of cash and short-term cash investments, including the proceeds of equity or other convertible debt financings or other financings and interest thereon, would enable us to maintain our currently planned operations through the year ending December 31, 2003. Our working capital and capital requirements will depend upon numerous factors, including the following: the progress of our research and development program, pre-clinical testing and clinical trials; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to product development, manufacturing and marketing capabilities; technological advances; competition; and collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing and marketing of certain of our products, our ability to maintain our listing status at the Nasdaq National Market or, if necessary, the Nasdaq Smallcap Market and our ability to obtain funds from such strategic alliances or from other sources. Many of these factors are beyond our control. In the event that we require additional funds, we may be required to sell additional equity securities, convertible debt or otherwise, or obtain funds through arrangements with collaborative partners. If we are unable to complete such transactions, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs.

We have incurred recurring operating losses since inception and have a negative working capital at December 31, 2002 of approximately $5.4 million. Our independent auditors added a paragraph to its opinion on the consolidated financial statements for the year ending December 31, 2002 with respect to our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the financings completed subsequent to December 31, 2002. Management believes that the receipt and application of proceeds from these financings, including the $15 million financing completed on March 31, 2003, the second $5 million tranche it expects to complete and our plan to reduce spending to less than $16 million during the next 12 months will allow us to operate into the first quarter of 2004, without any additional funds. Accordingly, management believes that after the receipt of these funds, the substantial doubt about our ability to continue as a going concern will no longer exist.

                          Critical Accounting Policies

The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" (FRR 60), suggesting companies to provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to a company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. Aphton believes the following represent the critical accounting policies of Aphton as contemplated by FRR 60. For a summary of all Aphton's significant accounting policies, including the critical accounting policies discussed below, see Note 2 to the accompanying financial statements.

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

Income Taxes
Aphton accounts for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires an asset and liability approach in accounting for income taxes. Under this method, the amount of deferred tax asset or liability is calculated by applying the provisions of enacted tax laws to the differences in the bases of assets and liabilities for financial and income tax purposes. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Aphton regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, Aphton has established a full valuation allowance against its deferred tax assets.

Investment Securities
Investment securities consist principally of debt securities issued by the US Treasury and other US Government agencies and corporations and investment in other securities, including mutual funds.

Investment securities are classified into three categories and accounted for as follows: (1) Held-to-maturity securities are debt securities that Aphton has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. (2) Trading securities are securities which are bought and held principally for the purpose of selling them in the near term. These securities are reported at fair value, with unrealized gains and losses included in current earnings. (3) Available-for-sale securities are debt and equity securities not classified as either held-to-maturity or trading securities. Aphton does not have available-for-sale securities. Gains and losses realized on the sales of investment securities are determined using the specific identification method.

Aphton's trading securities consist of mutual funds and relate to a Company plan whereby certain individuals may forego immediate receipt of wages. In connection therewith, Aphton establishes a liability for accrued wages and records the related compensation expense as services are performed. Further, Aphton segregates an amount of funds in investment accounts equal to the liability for accrued wages. The investment accounts (trading securities) remain assets of Aphton, and are subject to the general creditors of Aphton. Upon transfer of the funds to the investment accounts, the employees direct the specific investment of the funds. The changes in value in the investment accounts (trading securities) are recognized as unrealized gains and losses in the statements of operations, with a corresponding increase or decrease to research and development expense and the liability for employees' wages and benefits.

Concentrations of Credit Risk
Aphton's short-term cash investments are held in several financial institutions and consist principally of insured money market accounts and cash management accounts that are collateralized by or invested in U.S. Government and U.S. Government agency securities.

Aphton's held-to-maturity securities consist of marketable debt securities. These securities are issued by a diversified selection of corporate and U.S. government agencies with strong credit ratings. Aphton's investment policy limits the amount of credit exposure with any one institution. Other than asset-backed securities, these debt securities are generally not collateralized. Aphton has not experienced any material losses due to credit impairment on investments in marketable debt securities in any year.

Unconditional Supply Commitment
Aphton has the unconditional right to receive supplies originally aggregating $9 million from Aventis Pasteur. Aphton's policy is to review the current market prices of available supplies, if any, to assure that they remain above the stated Aventis Pasteur contract price of the materials and that the right to receive the supplies remains unimpaired. Aventis Pasteur is one of the largest pharmaceutical vaccine manufacturers in the world. Aphton monitors the financial performance of Aventis Pasteur to assure that they will continue to be able to perform under the contract, wherein the special order supplies are to be provided from supplies manufactured by Aventis Pasteur in large quantities and sold to many customers, including the U.S. Government, as part of Aventis Pasteur's basic franchise (business). The contract allows for inflation based increases in the per unit costs of the supplies which Aphton and Aventis Pasteur believe are sufficient to assure that there will be no future financial hardship incurred by Aventis Pasteur in the execution of the agreement.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

Aphton's market risks are all immaterial. Investment securities consist principally of debt securities issued by the US Treasury and other US Government agencies and corporations and investment in other securities, including mutual funds.

Item 8.  Financial Statements and Supplementary Data.

Financial Statements are set forth in this report beginning at page 42.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Aphton changed accountants from PricewaterhouseCoopers LLP to Ernst & Young LLP, effective May 19, 2000, for the year ended January 31, 2001. PricewaterhouseCoopers LLP was dismissed effective May 19, 2000. The reports of PricewaterhouseCoopers LLP on the financial statements of the registrant for the past two years contained no adverse opinion or other disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required for this item is incorporated by reference to the section captioned "Election of Directors" in Aphton's Proxy Statement for the Annual Meeting of Stockholders. The information under the sections captioned "Directors and Executive Officers," "Principal Scientific Officers," "Administrative and Scientific Staff," and "Scientific Advisory Board" in Item 1 of this Form 10-K is also incorporated by reference in this section.

Item 11.  Executive Compensation

The information required for this item is incorporated by reference to the section captioned "Executive Compensation" in Aphton's Proxy Statement for the Annual Meeting of Stockholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required for this item is incorporated by reference to the section captioned "Election of Directors" of Aphton's Proxy Statement for the Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions.

Not applicable.

Item 14.  Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Based on their evaluations as of a date within 90 days of the filing date of this report, Aphton's principal executive officer and principal financial officer have concluded that Aphton's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by Aphton in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in internal controls

There were no significant changes in Aphton's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of its most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)     Documents filed as part of this Form 10-K

   (i)  Financial Statements:

        Reports of Independent Certified Public Accountants

        Balance Sheets

        Statements of Operations

        Statements of Stockholders' (Deficit) Equity

        Statements of Cash Flows

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

(b)  Exhibits

       Exhibit Number                     Description

          3.1 Certificate of Incorporation (Incorporated by reference to Exhibit B of the Registrant's Definitive Proxy Statement filed October 8, 1997)

          3.3 By-Laws (Incorporated by reference to Exhibit C of the Registrant's Definitive Proxy Statement filed October 8, 1997)

          10.1A Collaboration and License Agreement by and between Aphton Corporation and SmithKline Beecham PLC (now GlaxoSmithKline) dated as of June 12, 1998 (Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A for the year ended January 31, 2001 filed on January 29, 2002).

          10.1B Amendment No. 1 dated May 10, 2000 to the Collaboration and License Agreement by and between Aphton Corporation and SmithKline Beecham PLC dated as of June 12, 1998 (Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A for the year ended January 31, 2001 filed on January 29, 2002).

          10.1C Amendment No. 2 dated July 2, 2001 to the Collaboration and License Agreement by and between Aphton Corporation and SmithKline Beecham PLC dated as of June 12, 1998, as amended through Amendment No. 1dated May 10, 2000 (Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A for the year ended January 31, 2001 filed on January 29, 2002).

          10.2A Co-Promotion Agreement and License by and between Aphton Corporation and Connaught Laboratories Limited dated as of February 14, 1997 (Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A for the year ended January 31, 2001 filed on January 29, 2002).

          10.2B Aphton Supply Agreement by and between Aphton Corporation and Connaught Laboratories Limited (a Pasteur Merieux Connaught company, now Aventis Pasteur) dated as of August 1, 1998 (Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A for the year ended January 31, 2001 filed on January 29, 2002).

          10.2C PMC Supply Agreement by and between Aphton Corporation and Connaught Laboratories Limited dated as of August 1, 1998 (Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A for the year ended January 31, 2001 filed on January 29, 2002).

          10.2D Letter Agreement by and between Aphton Corporation and Connaught Laboratories Limited dated as of August 25, 1998 (Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A for the year ended January 31, 2001 filed on January 29, 2002).

          10.3A Debenture Purchase Agreement, dated as of December 20, 2002, between Aphton Corporation and Aventis Pharmeceuticals Inc.

          10.3B Series A Convertible Debenture due 2007, dated December 20, 2002, issued by Aphton Corporation to Aventis Pharmeceuticals Inc.

          10.4A Engagement Letter, dated February 20, 2003, among Aphton Corporation, Wharton Capital Partners, Ltd. And Wharton Capital Markets, LLC (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 24, 2003).

          10.4B Stock Purchase Agreement, dated as of February 24, 2003, by and between Aphton Corporation and Mainfield Enterprises Inc. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 24, 2003).

          10.4C Registration Rights Agreement, dated as of February 24, 2003, by and between Aphton Corporation and Mainfield Enterprises Inc.

          10.4D Warrant to purchase Common Stock, dated February 24, 2003, issued by Aphton Corporation to Mainfield Enterprises Inc.

          10.5A Securities Purchase Agreement, dated as of March 31, 2003, by among Aphton Corporation and SF Capital Partners Ltd., Heartland Value Fund and Smith Barney Fundamental Value Fund Inc. (Incorporated by reference to the Registrant's current report on Form 8-K filed on March 31, 2003).

          10.5B Registration Rights Agreement, dated as March 31, 2003, by and among Aphton Corporation and SF Capital Partners Ltd., Heartland Value Fund and Smith Barney
                         Fundamental Value Fund Inc. (Incorporated by reference to the Registrant's current report on Form 8-K filed on March 31, 2003).

          10.5C Form of Senior Convertible Note due 2008, dated March 31, 2003, issued by Aphton Corporation to SF Capital Partners Ltd., Heartland Value Fund and Smith Barney Fundamental Value Fund Inc. (Incorporated by reference to the Registrant's current report on Form 8-K filed on March 31, 2003).

          10.5D Form of Warrant to purchase Common Stock, dated March 31, 2003, issued by Aphton Corporation to SF Capital PartnersLtd., Heartland Value Fund and Smith Barney Fundamental Value Fund Inc. (Incorporated by reference to the Registrant's current report on Form 8-K filed on March 31, 2003).

          23.1 Consent of Ernst & Young LLP, Independent Certified Public Accountants.

          99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

(c)  Reports on Form 8-K

          Aphton filed the following current reports on Form 8-K for fiscal year ended December 31, 2002:

     - on January 23, 2002, announcing the completion of patient recruitment for Aphton's gastric cancer clinical trial;
     - on January 31, 2002, announcing the effectiveness of a registration statement on Form S-3 to sell 1,500,000 shares of Aphton's common stock;
     - on February 5, 2002, disclosing the existence of an underwriting agreement among Aphton, UBS Warburg LLC and Morgan Keegan & Co., Inc.;
     - on February 5, 2002, announcing the sale of 1,345,000 shares of Aphton's common stock;
     - on February 7, 2002, announcing the closing of the offer and sale of 1,345,000 shares of Aphton's common stock;
     - on February 11, 2002, disclosing that a scientific collaborator of Aphton had announced interim results of a gastric cancer Phase II clinical trial at the 12th International Congress in Paris on anti-cancer treatment;
     - on March 18, 2002, disclosing certain preliminary unaudited summary financial information of Aphton for the period ended December 31, 2001;
     - on March 18, 2002, disclosing the existence of an underwriting agreement between Aphton and Morgan

          Keegan & Co., Inc.;
     - on March 21, 2002, announcing the closing of the offer and sale of 1,200,000 shares of Aphton's common stock.
     - On May 20, 2002, announcing the interim gastric cancer impressive results presented at the American Society of Clinical Oncology;
     - On June 12, 2002, announcing the continued impressive interim results with 61% more cancer patients previously reported;
     -    On June 17, 2002, announcing that the Food and Drug Administration
          (FDA) granted orphan drug status for anti-gastrin immunogen for pancreatic cancer;
     - July 23, 2002, announcing that the FDA granted orphan drug status for anti-gastrin immunogen for gastric cancer;
     - On July 29, 2002, disclosing the preparation to file Investigational New Drug application with the FDA to examine whether G17DT may be efficacious for Gastro-esophageal Reflux Disease (GERD);
     - On July 31, 2002, disclosing further impressive results with 72 stomach cancer patients;
     - On September 23, 2002, announcing fast track designation approved by the FDA for anti-gastrin immunogen for pancreatic cancer;
     - On September 23, 2002, attaching the placement agency agreement with Life Science Group, Inc. to sell 2,500,000 shares of common stock;
     - On September 26, 2002, disclosing receipt of gross proceeds of $5,000,000 for the sale of 2,500,000 shares of common stock under Form S-3 (File No. 333-92058);
     - On October 28, 2002, announcing the 53% increased median survival time in European Phase III trial for pancreatic cancer;
     - On November 6, 2002, announcing the receipt of approval to initiate clinical trial in Europe for GERD;
     - On December 3, 2002, attaching placement agency agreement with Life Science Group, Inc to sell 1,520,000 shares of common stock for gross proceeds of $3,610,000;
     - On December 6, 2002, announcing receipt of $3,610,000 gross proceeds under Form S-3 (File No. 333-92058);
     - On December 19, 2002, announcing that Australia granted orphan drug designation for anti-gastric immunogen for both gastric and pancreatic cancers;
     - On December 20, 2002, announcing sale of note for$3 million and the signing of the letter of intent to restructure existing co-promotion agreement with Aventis;

          Subsequent to year-end, Aphton filed the following current reports on Form 8-K.

     - On February 6, 2003, announcing the reported latest tumor responses from Phase II gastric cancer trial;
     - On February 21, 2003, announcing the fast track designation approved by the FDA for G17DT combined with Cisplatin and 5-FU;
     - On February 24, 2003, attaching the stock purchase agreement with Mainfield Enterprises Inc. and engagement letter with Wharton Capital to sell 500,000 shares of common stock for gross proceeds of $1,480,000;
     - On February 24, 2003,disclosing unaudited year-end financial results for tye year 2002;
     - On March 6, 2003, announcing the Phase III data with G17DT for pancreatic cancer patients presented to overseas regulatory agency.
     - On March 31, 2003, announcing sale of senior convertible note for $15 million to SF Capital Partners Ltd., Heartland Value Fund and Smith Barney Fundamental Value Fund Inc.
     - On March 31, 2003, announcing expiration of letter of intent between Aphton and Aventis.

Dated:  March 31, 2003      APHTON CORPORATION


                            By:  PHILIP C. GEVAS
                                 Chairman of the Board, Chief Executive Officer,
                                   and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signatures                                      Title                                Date

                /s/ Philip C. Gevas
        ------------------------------------   Chairman of the Board, Chief Executive Officer       March 31, 2003
                                                              and President
                  PHILIP C. GEVAS

               /s/ William A. Hasler
        ------------------------------------     Vice Chairman of the Board, Director and           March 31, 2003
                                                       Co-Chief Executive Officer
                  WILLIAM A. HASLER

             /s/ Nicholas John Stathis                                                              March 31, 2003
        ------------------------------------                    Director

               NICHOLAS JOHN STATHIS

                /s/ Robert S. Basso                              Director                           March 31, 2003
        ------------------------------------

                  ROBERT S. BASSO

              /s/ Frederick W. Jacobs            Vice President, Treasurer, Chief Financial         March 31, 2003
        ------------------------------------       Officer and Chief Accounting Officer
                FREDERICK W. JACOBS


                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
          (Section 302 Certification of the Sarbanes-Oxley Act of 2002)

I, Philip C. Gevas, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Aphton Corporation;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      /S/ Philip C. Gevas
---------------------------------------
        Philip C. Gevas
     Chief Executive Officer

March 31, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
          (Section 302 Certification of the Sarbanes-Oxley Act of 2002)

I, Frederick W. Jacobs, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Aphton Corporation;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     b) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      /S/ Frederick W. Jacobs
---------------------------------------
        Frederick W. Jacobs
     Chief Financial Officer

March 31, 2003

                          INDEX TO FINANCIAL STATEMENTS
                              FINANCIAL STATEMENTS

                                                                                      Page

Reports of Independent Certified Public Accountants

Balance Sheets - December 31, 2002 and 2001

Statements of Operations -
  for the year ended December 31, 2002, eleven months ended December 31, 2001 and the year ended January 31, 2001

Statements of Stockholders' (Deficit) Equity -
    for the year ended December 31, 2002, eleven months ended December 31, 2001 and the year ended January 31, 2001

Statements of Cash Flows -
  for the year ended December 31, 2002, eleven months ended December 31, 2001 and the year ended January 31, 2001

Notes to the Financial Statements


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Aphton Corporation

We have audited the accompanying balance sheets of Aphton Corporation as of December 31, 2002 and December 31, 2001 and the related statements of operations, stockholders' (deficit) equity and cash flows for the year ended December 31, 2002, the eleven months ended December 31, 2001 and the year ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aphton Corporation as of December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2002, for the eleven months ended December 31, 2001 and the year ended January 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming Aphton Corporation will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses since inception and has negative working capital at December 31, 2002 of approximately $5.4 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                 /s/ Ernst & Young LLP

Miami, Florida
March 26, 2003

                               APHTON CORPORATION
                                 Balance Sheets

        Assets                                                 December 31,     December 31,
                                                                   2002             2001
Current Assets:
Cash and current investments:
     Cash and short-term cash investments                        $7,824,182       $3,176,717
     Investment securities-trading                                  749,095        1,147,417
     Investment securities-held-to-maturity                               -        1,999,006
                                                                 ----------       ----------
        Total cash and current investments                        8,573,277        6,323,140
Other assets (including current portion of
     unconditional supply commitment)                               374,740          595,390
                                                                 ----------       ----------
         Total current assets                                     8,948,017        6,918,530
Equipment and improvements, at cost,
     net of accumulated depreciation and amortization               245,063          188,597
Unconditional supply commitment                                   6,797,900        6,875,515
                                                                -----------      -----------
         Total assets                                           $15,990,980      $13,982,642
                                                                ===========      ===========

       Liabilities and Stockholders' Deficit

Liabilities:
Current liabilities:
     Accounts payable and other                                $14,316,616      $10,715,430
                                                               -----------      -----------
         Total current liabilities                              14,316,616       10,715,430
     Convertible debenture                                       3,000,000                -
     Deferred revenue                                           10,000,000       10,000,000
                                                              ------------      -----------
         Total liabilities                                      27,316,616       20,715,430
                                                              ------------      -----------

Commitments

Stockholders' Deficit:
     Preferred stock, $0.001 par value -
      Authorized:  2,000,000 shares
      Issued and outstanding:  none                                      -               -
     Common stock, $0.001 par value -
      Authorized:  30,000,000 shares
      Issued and outstanding:  24,201,639 shares at
      December 31, 2002 and 17,386,996 shares
      at December 31, 2001                                          24,202           17,387
     Additional paid in capital                                128,956,652       93,566,314
     Purchase warrants                                             298,900          298,900
     Accumulated deficit                                      (140,605,390)    (100,615,389)
                                                              ------------      -----------
         Total stockholders' deficit                           (11,325,636)      (6,732,788)
                                                              ------------      -----------
         Total liabilities and stockholders' deficit           $15,990,980      $13,982,642
                                                              ============      ===========


    The accompanying notes are an integral part of the financial statements.

                               APHTON CORPORATION
                            Statements of Operations
             for the year ended December 31, 2002, the eleven months
                            ended December 31, 2001
                       and the year ended January 31, 2001

                                                      December 31,       December 31,       January 31,
                                                          2002               2001               2001
Revenue:                                            $            -      $         -     $             -
                                                     -------------      -----------      --------------
Costs and Expenses:
     General and administrative                          2,269,652        2,319,539           1,661,910
     Research and development                           37,682,329       28,676,455          15,302,183
                                                     -------------      -----------      --------------
         Total costs and expenses                       39,951,981       30,995,994          16,964,093
                                                     -------------      -----------      --------------
         Loss from operations                           39,951,981       30,995,994          16,964,093
                                                     -------------      -----------      --------------
Other Income (expense):
     Dividend and interest income                          114,539          393,768           1,554,611
     Unrealized losses from investments                   (152,559)        (662,229)           (987,657)
                                                     --------------    -------------      --------------
      Net loss                                        $(39,990,001)    $(31,264,455)       $(16,397,139)
                                                     --------------    -------------      --------------
                                                     --------------    -------------      --------------
Per share data
     Basic and diluted loss per common share               $(1.93)           $(1.87)             $(1.02)
                                                     --------------    -------------      --------------
                                                     --------------    -------------      --------------
     Weighted average number of
         common shares outstanding                     20,747,948        16,739,267          16,100,108
                                                     --------------    -------------      --------------
                                                     --------------    -------------      --------------

    The accompanying notes are an integral part of the financial statements.

                               APHTON CORPORATION
                  Statements of Stockholders' (Deficit) Equity
                      for the year ended December 31, 2002,
                    the eleven months ended December 31, 2001
                       and the year ended January 31, 2001

                                                                   Additional
                                         Common        Stock         Paid in         Purchase         Accumulated
                                         Shares       Amount         Capital          Warrants          Deficit            Total
Balance, January 31, 2000            15,592,984       $15,593      $64,799,784        $198,900      $ (52,953,795)      $12,060,482
                                                                                             -
     Exercise of purchase
       Warrants                         115,000           115          246,385                                -             246,500
     Sale of stock, net                 491,509           491       15,246,309               -                -          15,246,800
     Net loss                                 -             -                -               -        (16,397,139)      (16,397,139)
                                     ----------       -------       ----------      -----------    ---------------     -------------
Balance, January 31, 2001            16,199,493        16,199       80,292,478         198,900        (69,350,934)       11,156,643
                                     ----------       -------       ----------      -----------    ---------------     -------------
     Sale of stock, net               1,187,503         1,188       13,273,836               -                  -        13,275,024
     Issuance of warrants                     -             -                -         100,000                  -           100,000
     Net loss                                 -             -                -               -        (31,264,455)      (31,264,455)
                                     ----------       -------       -----------     -----------     --------------     -------------
Balance, December 31, 2001           17,386,996        17,387        93,566,314        298,900       (100,615,389)       (6,732,788)
     Exercise of purchase                                                                    -
        Warrants                         80,000            80            19,920                                 -            20,000
     Sale of stock, net               6,734,643         6,735        35,370,418              -                  -        35,377,153
     Net loss                                 -             -                 -              -        (39,990,001)      (39,990,001)
                                    -----------       -------      ------------        --------     --------------    -------------
Balance, December 31, 2002           24,201,639       $24,202      $128,956,652        $298,900     $(140,605,390)     $(11,325,636)
                                    ===========       =======      ============        ========     ==============    ==============

    The accompanying notes are an integral part of the financial statements.

                               APHTON CORPORATION
                            Statements of Cash Flows
                      for the year ended December 31, 2002,
                    the eleven months ended December 31, 2001
                       and the year ended January 31, 2001


                                                          December 31,        December 31,       January 31,
                                                              2002                2001               2001
Cash flows from operating activities:
     Cash paid to suppliers and employees                $(35,648,620)       $(24,593,507)       $(15,467,013)
     Sale (purchase) of trading securities                    245,764            (156,467)           (259,957)
     Losses from trading securities                          (152,559)           (662,229)           (987,657)
     Interest and dividends received                          114,539             393,768           1,554,611
                                                         -------------       -------------       -------------
       Net cash used in operating activities              (35,440,876)        (25,018,435)        (15,160,016)
                                                         -------------       -------------       -------------
Cash flows from investing activities:
  Purchase of held to maturity securities                           -         (15,311,311)        (59,471,854)
  Proceeds from maturity of held to
            maturity securities                             1,999,006          26,815,000          52,788,000
  Capital expenditures                                       (157,818)            (92,138)            (61,116)
                                                         -------------       -------------       -------------
    Net cash provided by (used in)                          1,841,188          11,411,551          (6,744,970)
    investing activities                                 -------------       -------------       -------------

Cash flows from financing activities
  Proceeds from convertible debenture                       3,000,000                   -                   -
  Sales of stock                                           35,397,153          13,275,024          15,493,300
                                                         -------------       -------------       -------------
    Cash received from financing activities                38,397,153          13,275,024          15,493,300
                                                         -------------       -------------       -------------
       Net (decrease) increase in cash and
         short-term cash investments                        4,647,465            (331,860)         (6,411,686)
Cash and short-term cash investments:
     Beginning of period                                    3,176,717           3,508,577           9,920,263
                                                         -------------       -------------       -------------

     End of period                                         $7,824,182          $3,176,717          $3,508,577
                                                         -------------       -------------       -------------
                                                         -------------       -------------       -------------

        Reconciliation of net loss to net cash
             used in operating activities
Net loss                                                 $(39,990,001)      $(31,264,455)        $(16,397,139)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Stock purchase warrants                                           -            100,000                    -
  Depreciation and amortization                               101,352             69,978               68,029
  Unrealized losses from investments                          152,559            662,229              987,657
  Non-cash employee research and
  development credit                                                           (152,559)          (662,229)            (987,657)
     Changes in -
       Investment securities-trading                          398,322           (156,466)             379,581
       Other assets                                           220,650            188,269               45,311
      Unconditional supply commitment                          77,615            874,149              820,000
       Accounts payable and other                           3,751,186          5,170,090              (75,798)
                                                         -------------       -------------       -------------
Net cash used in operating activities:                   $(35,440,876)      $(25,018,435)        $(15,160,016)
                                                         -------------       -------------       -------------
                                                         -------------       -------------       -------------

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

Basis of Presentation and Management's Plans regarding Liquidity

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred recurring operating losses since inception. At December 31, 2002, the Company has an accumulated deficit and negative working capital of approximately $141 million and $5.4 million, respectively. The Company has financed its research and development activities through debt and equity financings, licensing fees and contracted research and development fees, and interest thereon, from its inception.

The Company intends to reduce its spending during the next twelve months by more than 60% to less than $16 million from the approximately $40 million during the twelve months of fiscal year 2002. The Company will pursue its primary objective of filing for approval to market G17DT for monotherapy for advanced pancreatic cancer patients in the European Union, Canada and Australia by September 2003. The Company currently has a strategic alliance with Aventis Pasteur whereby Aventis Pasteur will exclusively promote, advertise, market, distribute and sell its anti-gastrine vaccine (G17DT) in North America and Europe. The Company intends to license G17DT to third parties to treat human cancers in other markets worldwide, including Japan. The Company also intends to license, worldwide, products based on its monoclonal antibody platform targeting gastrin receptors on gastrointestinal system cancers and license, worldwide, G17DT for the treatment of gastroesophageal reflux disease.

As part of its efforts to improve its liquidity and financial condition, the Company is currently pursuing various financing alternatives to address its cash needs for the year ended December 31, 2003. There can be no guarantee that the Company will be successful or that it will obtain sufficient funding to address its cash needs for the year ended December 31, 2003. Management believes that the receipt and application of proceeds from these financings, including the $15 million financing completed on March 31, 2003, the second $5 million tranche it expects to complete and the Company's plan to reduce spending to less than $16 million during the next 12 months will allow the Company to operate into the first quarter of 2004, without any additional funds, which would alleviate the substantial doubt about the Company's ability to continue as a going concern. However, if the Company is unsuccessful in its efforts to obtain additional financing the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs.

The Company's working capital and capital requirements will depend upon numerous factors, including the following: the progress of its research and development program, pre-clinical testing and clinical trials; the timing and cost of obtaining regulatory approvals; the levels of resources that it devotes to product development, manufacturing and marketing capabilities; technological advances; competition; and collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing and marketing of certain of its products, our ability to maintain its listing status at the Nasdaq National Market or, if necessary, the Nasdaq Smallcap Market and its ability to obtain funds from such strategic alliances or from other sources. Many of these factors are beyond the Company's control.

On October 15, 2002 and on November 1, 2002, the Company received notices from the staff of the Nasdaq National Market that its common stock had failed to maintain certain minimum requirements for continued listing on the Nasdaq
National Market and both of the notices suggested that the Company may want to consider applying to transfer its securities to the Nasdaq Smallcap Market. The Company was subsequently advised by Nasdaq that it had regained compliance with certain minimum requirements for continued listing on the Nasdaq National Market and that its common stock would continue to be listed on the Nasdaq National Market, pending future review.

Because its share price is below $3 per share, the Company is currently not in compliance with the continued listing requirements of the Nasdaq National Market and as a result its common stock may be delisted. In the event that the Company's common stock is delisted from the Nasdaq National Market, it would apply to list its common stock on the Nasdaq Smallcap Market. Even if the Company had to move its securities from the Nasdaq National Market, the Company believes that it satisfies all the criteria for listing its common stock on the Nasdaq Smallcap Market, which includes that its share price not fall below $1.00. There is no assurance, however, that the Company's application for trading its common stock on the Nasdaq Smallcap Market would be accepted or, if accepted, that the Company would be able to maintain eligibility for continued listing on the Nasdaq Smallcap Market. If the Company's common stock were to be delisted from the Nasdaq National Market and not accepted for listing on the Nasdaq Smallcap Market, it could adversely affect the Company's ability to raise funds through stock and debt issuances.

Aphton's fiscal year end was changed in March, 2001 from January 31 to December 31, effective for the 11 month period ending December 31, 2001.


2.   Summary of Significant Accounting Policies

Use of Estimates in the  Preparation of Financial  Statements
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S.) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, however, management believes such differences are unlikely to be significant.

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

Equipment and Improvements
     Equipment and improvements are depreciated using accelerated methods over the estimated economic lives (five to seven years) of the assets. Improvements are amortized over the term of the lease, or the life of the asset, whichever is shorter, using the straight-line method. Betterments that substantially extend the useful life of equipment and furniture generally reduce the accumulated depreciation of the respective asset.

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

Cash Equivalents
     The Company considers all highly liquid debt instruments, including short-term cash investments with initial or remaining maturity from date of purchase of three months or less, to be cash equivalents.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Company beginning January 1, 2003. Management does not expect that adoption of this standard will have a material impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the required classification of gain or loss on extinguishment of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations." This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company is required to implement SFAS No. 145 on January 1, 2003. The Company does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The Company is required to implement SFAS No. 146 on January 1, 2003 for transactions that occur after December 31, 2002. The Company does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years and interim periods ending after December 15, 2002. SFAS No. 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. The Company adopted the disclosure provisions required under SFAS No. 148 effective December 31, 2002.

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

There were 909,180 employee stock purchase warrants granted in the year ended December 31, 2002, which expire October 1, 2021. Based on Black-Scholes values, for the year ended December 31, 2002, the pro forma net loss would be approximately $42 million and the pro forma loss per common share would be approximately $2.04.

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

The following assumptions were used in the Black-Scholes option pricing model for the 909,180 purchase warrants granted in the year ended December 31, 2002 to employees. The stock price and exercise price of these nineteen-year warrants were set at $1.91 on the date of grant, which was November 5, 2002. The risk-free rate of return used was 6.0%. The expected dividend yield used was 0%. The expected time to exercise used was 18.75 years. The expected volatility used was 100%.

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

On February 14, 1997 Aphton signed an agreement with Pasteur Merieux Connaught (Rhone-Poulenc Group) which is now known as Aventis Pasteur, a leader in medical science and research and one of the world's largest vaccine manufacturers and marketers, for a strategic alliance for all human cancer applications of the Company's anti-gastrin immunogen product including stomach, colorectal, liver and pancreatic cancers. Under the terms of the 20-year license and co-promotion agreement, Aphton will be responsible for product development, clinical trials and regulatory agency approvals, and Aventis Pasteur will be responsible for promotion, advertising, marketing, distribution and sales of the anti-gastrin immunogen product in the United States, Canada, Europe (including the C.I.S. countries) and Mexico. In addition, Aphton and Aventis Pasteur entered into agreements providing for: (a) the supply of the anti-gastrin immunogen product from Aphton to Aventis Pasteur; and (b) the supply of certain components of the anti-gastrin immunogen product (as well as other Aphton products) from Aventis Pasteur to Aphton. Aventis Pasteur will fund the costs associated with product introduction, promotion, advertising and marketing throughout the territory covered by the agreement. Under the terms of the agreement, in addition to upfront consideration aggregating $10 million, including $1 million cash and the supply commitment (of material suitable for human use) of $9 million, Aphton will receive the majority of the profits from sales of the anti-gastrin immunogen product with the balance of profits to be retained by Aventis Pasteur.

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

4.  Equipment and Improvements

At December 31, 2002 and 2001, equipment and improvements consisted of the following:

                                                   December 31,   December 31,
                                                      2002            2001
                                                     -----           -----
Laboratory equipment                              $ 681,690       $ 546,158
Leasehold improvements                              398,232         398,232
Office and laboratory furniture and fixtures        255,267         232,980
                                                 -----------      ----------
                                                  1,335,188       1,177,370
Less accumulated depreciation and amortization   (1,090,125)       (988,773)
                                                 -----------      ----------
                                                   $245,063        $188,597
                                                 ===========      ==========

5.  Accounts Payable and Other

At December 31, 2002 and 2001, accounts payable and other was composed of :

                                                  December 31,     December 31,
                                                     2002             2001
                                                     ----             ----
Trade accounts payable                           $13,314,943         $9,316,764
Accrued wages payable (see Note 6)                   749,095          1,147,417
Employee benefits payable                            252,578            251,249
                                                 -----------        -----------
                                                 $14,316,616        $10,715,430
                                                 ===========        ===========

6.

     Investment Securities

Securities classified as trading and held-to-maturity at December 31, 2002 and 2001 are summarized below. Estimated fair value is based on quoted market prices for these or similar investments.

                       December 31,                                        Unrealized     Unrealized
                           2002                                   Cost        Gains         Losses       Fair Value
                       ------------                               ----     ----------     ----------     ----------
Trading securities (carried at fair value):                    $901,654         $--         $152,559      $749,095

                       December 31,                                        Unrealized     Unrealized
                           2002                                   Cost        Gains         Losses       Fair Value
                       ------------                               ----     ----------     ----------     ----------
Trading securities (carried at fair value):                  $1,809,646         $--         $662,229    $1,147,417

Securities held to maturity (carried at amortized cost):     $1,999,006         $--              $--    $1,999,006

The Company held no available-for-sale investment securities at December 31, 2002 or 2001.

The carrying values of all investment securities held at December 31, 2002 and 2001 are summarized below:

Security                                             December 31,   December 31,
--------                                                2002            2001
                                                        ----            ----

Trading securities                                     $749,095       $1,147,417
Securities held-to-maturity maturing within one year          -        1,999,006
                                                      ---------       ----------
  Total short-term investments                         $749,095       $3,146,423
                                                      =========       ==========



The Company's trading securities consist of mutual funds and relate to a Company plan whereby certain individuals may forego immediate receipt of wages. In connection therewith, the Company establishes a liability for accrued wages and records the related compensation expense as services are performed. Further, the Company segregates an amount of funds in investment accounts equal to the liability for accrued wages. The investment accounts (trading securities) remain assets of the Company, and are subject to the general creditors of the Company. Upon transfer of the funds to the investment accounts, the employees direct the specific investment of the funds. The changes in value in the investment accounts (trading securities) are recognized as unrealized gains and losses in the statements of operations, with a corresponding increase or decrease to research and development expense and the liability for employees' wages and benefits. Unrealized holding losses on trading securities and the corresponding decrease in research and development expense totaled approximately $150,000 in the year ended December 31, 2002. Unrealized holding losses on trading securities and the corresponding decrease in research and development expense totaled approximately $660,000 in the eleven month period ended December 31, 2001. Unrealized holding losses on trading securities and the corresponding decrease in research and development expense totaled approximately $990,000 in the year ended January 31, 2001.

7.   Common Stock, Preferred Stock and Purchase Warrants

Common Stock -

On February 7, 2002, Aphton sold 1,345,000 shares of registered common stock at $12.70 per share and received gross proceeds of $17.1 million.

On March 21, 2002, Aphton sold 1,200,000 shares of registered common stock at $10.50 per share and received gross proceeds of $12.6 million. Because the shares of common stock were issued below $12.00 per share, the anti-dilution provision contained in the August 2001 purchase agreement was triggered and as a result, on April 9, 2002, we issued 169,643 unregistered shares of common stock to certain of our investors.

On September 26, 2002, Aphton sold 2,500,000 shares of registered common stock at $2.00 per share and received gross proceeds of $5 million.

On December 6, 2002, Aphton sold 1,520,000 shares of registered common stock at $2.375 per share and received gross proceeds of approximately $3.6 million.

Preferred Stock -

     The Company has 2,000,000 shares of authorized preferred stock, none of which has ever been issued.

Purchase Warrants -

     Each purchase warrant ("warrant") described below is exercisable for one share of common stock and is subject to the restrictive holding requirements of SEC Rule 144. The terms of the warrant range from 8 to 23 years. In December, 1999 there were 1,000,000 warrants with an exercise price of $14.75 reserved for future use of which 810,360 were issued in the eleven month period ended December 31, 2001. In November, 2002 there were 1,000,000 warrants with an exercise price of $1.91 reserved for future use of which 909,180 were issued in the year ended December 31, 2002.

      The following table summarizes
      purchase warrant activity over                           Weighted-Average
      the past three fiscal periods:         Number of Shares   Exercise Price
                                             ----------------  ----------------
         Outstanding at January 31, 2000           1,804,400        $13.58
                     Granted                          36,000        $14.75
                     Exercised                      (115,000)        $2.14
                                                   ----------
           Outstanding at January 31, 2001         1,725,400        $14.37
                     Granted                         810,360        $14.75
                     Exercised                             -           N/A
         Outstanding at December 31, 2001          2,535,760        $14.49
                     Granted                         909,180         $1.91
                     Exercised
                                                     (80,000)        $0.25
                                                   ----------
         Outstanding at December 31, 2002          3,364,940        $11.43
                                                   ==========
         Exercisable at January 31, 2001           1,725,400        $14.37
         Exercisable at December 31, 2001          2,029,400        $14.43
         Exercisable at December 31, 2002          3,055,097        $12.74

For warrants outstanding and exercisable at December 31, 2001, the exercise price ranges and average remaining lives were:





                      Warrants Outstanding and Exercisable
                      ------------------------------------

 Range of Exercise        Number       Average     Average        Number           Average     Average
       Prices           Outstanding   Period (1)   Price (2)     Exercisable      Period (1)   Price (2)


 $.25  to  $14.00         1,361,580      16.8        $5.71           968,900         13.9        $7.25
$14.01  to  $14.99        1,580,360      15.9       $14.75         1,663,197         16.0       $14.75
$15.00  to  $24.00          423,000      12.9       $17.42           423,000         12.9       $17.42
                          ---------                                ---------
                          3,364,940      15.9       $11.43         3,055,097         14.9       $12.74
                          =========                                =========

(1) Weighted average remaining term in years
(2) Weighted average exercise price


8.       Income Taxes

Gross deferred tax assets result from net operating loss and income tax credit carryforwards. Realization of these assets is dependent on the Company's ability to generate sufficient future taxable income, prior to the expiration of the carryforwards, which is dependent on the completion of research and development activities and successful marketing of the Company's various products. Due to the uncertainties related to the above and in accordance with guidance contained in SFAS No. 109, a valuation allowance has been provided for these deferred tax assets. Accordingly, these assets do not appear in the Company's balance sheet at December 31, 2002 and 2001. The changes in the valuation allowance in the year ended December 31, 2002 and the eleven month period ended December 31, 2001 and the year ended January 31, 2001 were $9,580,000, $13,611,000 and $5,553,000, respectively.

   Deferred tax assets consisted of:      December 31, 2002   December 31, 2001
                                          -----------------   -----------------
     Net operating losses                     $41,207,000        $31,990,000
     Deferred license payment revenues          3,800,000          3,800,000
     Expenses deductible in future periods        381,000            531,000
     Federal and State tax credits              3,637,000          3,124,000
                                             -------------       ------------
     Total deferred tax assets                 49,025,000         39,445,000
     Valuation allowance                      (49,025,000)       (39,445,000)
                                             -------------       ------------
     Net deferred tax assets                 $         --        $        --
                                             =============       ============

At December 31, 2002, for Federal income tax purposes, the Company had net operating loss carryforwards of approximately $124,228,000 and various income tax credit carryforwards, primarily research and experimentation, aggregating $3,080,000, which expire at various dates through 2023.

At December 31, 2002, for California income tax purposes, the Company had various income tax credit carryforwards, primarily research and experimentation, aggregating $554,000, which expire at various dates through 2014.

For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards.

The reconciliation of income tax computed at the U.S. federal statutory rate applied to the Company's net loss is as follows:


                                                 Year ended        Eleven months ended       Year ended
                                              December 31, 2002     December 31, 2001     January 31, 2001
                                              -----------------     -----------------     ----------------
 Tax at U.S. statutory rate                        (34.00)%                 (34.00)%            (34.00)%
      State taxes, net of federal benefit          ( 4.00)%                 ( 4.00)%            ( 4.00)%
      Non-deductible items and other                 0.65%                    0.65%               1.09%
      Change in valuation allowance                 37.35%                   37.35%              36.91%
                                                   -------                  -------             -------
                                                       - %                      - %                 - %
                                                   =======                  =======             =======



9.       Commitments

The Company has noncancelable facilities leases expiring at various dates through December 31, 2007. The leases provide various options to renew. The minimum rental commitment for the year ending December 31, 2003 is $153,000, for the year ended December 31, 2004 is $140,000, for the year ended December 31, 2005 is $56,000, for the year ended December 31, 2006 is $57,000, for the year ended December 31, 2007 is $34,000 and none thereafter. Rental expense for these leases for the year ended December 31, 2002 was approximately $151,992, for the eleven month period ended December 31, 2001 was approximately $73,000 and for the year ended January 31, 2001 was approximately $103,000. Rental expense is allocated between research and development expense and general and administrative expense, based on use, in the accompanying statements of operations.


10.      Selected Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the year ended December 31, 2002 and the eleven months ended December 31, 2001 are summarized below.

     Statement of Operations Data: For the         First             Second            Third            Fourth
            year December 31, 2002                Quarter            Quarter          Quarter          Quarter
                                                  -------           --------          -------          --------

   Research and development expenditures          $9,690,247          $9,311,658     $10,180,407     $ 8,650,017
   Dividend and interest income                    $  22,288          $   49,325     $    29,011     $    13,915
   Net loss                                     $(10,087,036)        $(9,834,698)   $(10,923,844)    $(9,294,423)
   Basic and diluted net loss per share               $(0.54)             $(0.49)         $(0.52)         $(0.40)
   Weighted average shares outstanding            18,740,210          20,101,639      20,966,639      23,188,386



    Statement of Operations Data: For the       Two Months
             eleven months ended                   Ended             Second            Third            Fourth
              December 31, 2001                 March 31, 2001       Quarter           Quarter          Quarter
    --------------------------------------    -----------------      --------          --------         --------
   Research and development
   expenditures                                   $3,306,175       $5,648,381       $7,550,430      $12,171,469
   Dividend and interest income                   $  136,561       $  123,611       $   79,620      $    53,976


Net loss                                       $(3,475,187)     $(6,453,059)    $(8,139,156)     $(13,197,053)
Basic and diluted net loss per share           $(0.21)          $(0.40)         $(0.48)          $(0.76)
Weighted average shares outstanding             16,199,493     16,199,493       16,991,161       17,386,996


The sum of the quarterly basic and diluted net loss per share does not equal the basic and diluted net loss per share for the year ended December 31, 2002 and for the eleven months ended December 31, 2001 as a result of rounding.

11.      Subsequent Events

Subsequent to year end, on February 24, 2003, the Company sold to an institutional investor 500,000 shares of registered common stock at $2.96 per shares receiving gross proceeds of $1.48 million and 150,000 unregistered warrants in a private placement at $0.125 per warrant for gross proceeds of $18,750. Each warrant has registration rights and entitles the holder thereof to purchase a share of the Company's common stock at a price of $2.96 per share for the next five years.

Subsequent to year end, on March 31, 2003, issued and sold in a private placement convertible, redeemable, 5-year, interest-bearing notes and warrants to three institutional investors, including a substantial participation by two existing investors in the Company, for proceeds of $15 million in the first tranche closing; the proceeds will be wired today. The notes are convertible at a fixed price of $2.50 per share; as part of the transaction Aphton also issued to the investors five year warrants with a fixed exercise price of $2.70 per share (both are at a premium to the market price of the common stock as of the last closing price), unless otherwise adjusted prior to conversion pursuant to the provisions of the notes and warrants. The Company has the right and obligation to redeem the notes under certain conditions at any time after the third year from the issuance date. The securities have registration rights. In addition, and subject to certain conditions, the Company is obligated to sell and one of the investors is obligated to purchase an additional $5 million of such notes and warrants convertible into shares of our common stock, also with registration rights, in the second tranche. In compliance with regulatory requirements, Aphton intends to hold a shareholder's meeting to approve certain aspects of the transaction; in connection with the shareholder's meeting, the Company has already secured irrevocable proxies from certain of its existing shareholders to vote in favor of the transaction and believes that it will have a strong favorable majority vote.