Form 10-Q
period 2003-03-31
APHTON CORP
filed 2003-05-15
CIK 840319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________

                         Commission File Number: 0-19122
                                                 -------

                               APHTON CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             95-3640931
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

80 SW Eighth Street, Suite 2160, Miami, Florida                         33130
-----------------------------------------------                       ----------
(address of principal executive offices)                              (Zip Code)

                                 (305) 374-7338
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             X  Yes              No
                            ---              ---

Indicate by check mark whether the registrant is an accelerated filing (as defined in Rule 12b-2 of the Exchange Act).

                             X  Yes              No
                            ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                          Number of
            Class                     Shares outstanding                As of
Common Stock, $0.001 par value            24,701,639                May 14, 2003

                               APHTON CORPORATION

                                      Index

                                                                            Page

Part I - Financial Information

  Item 1.  Financial Statements:                                             3

    Balance Sheets - March 31, 2003 (unaudited) and December 31, 2002        4

    Statements of Operations (unaudited) - Three months ended March 31,
    2003 and 2002                                                            5

    Statements of Cash Flows (unaudited) - Three months ended March 31,
    2003 and 2002                                                            6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               6

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk       11

  Item 4.  Controls and Procedures                                          11

Part II - Other Information

  Item 1.  Legal Proceedings                                                12

  Item 2.  Changes in Securities                                            12

  Item 3.  Defaults Upon Senior Securities                                  12

  Item 4.  Submission of Matters to a Vote of Security Holders              12

  Item 5.  Other Information                                                13

  Item 6.  Exhibits and Reports on Form 8-K                                 13

Signatures                                                                  14

Certifications                                                              15

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

When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in our publicly available filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2002. These risks and uncertainties could cause our actual results to differ materially from future results expressed or implied by the forward-looking statements. Many of these factors are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

Item 1.  Financial Statements

The interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2003 and December 31, 2002 and the results of our operations for the three months ended March 31, 2003 and 2002; and our cash flows for the three months ended March 31, 2003 and 2002. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K.

Critical Accounting Policies
Our significant accounting policies are described in Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003. We believe that our most critical accounting policies include the use of estimates. The impact of these estimates on results of operations in 2003 and 2002 are not significant. Our management periodically reviews these policies and estimates, the effect of which is reflected as a component of net loss in the period in which the change is known. Such changes to these estimates have not been material to our results of operations during the three months ended March 31, 2003.

                          Financial Statement Overview
The following highlighted information is also contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. During the three months ended March 31, 2003, we received gross proceeds of approximately $1.5 million from the sale of 500,000 shares of our common stock and 150,000 warrants to purchase our common stock. Total costs were reduced from $10.1 million in the quarter ending March 31, 2002 to $4.9 million in the quarter ended March 31, 2003. This decrease is primarily due to the completion of recruitment and final stages of our clinical trials. While pursuing our objectives, we intend to reduce our costs and expenses through the first quarter of 2004 to less than $16 million. We expect our total costs to decrease in the remaining quarters of the year 2003. During this period we had no contract revenues. Subsequent to the reporting period, in April 2003, we received gross proceeds of $15 million from the sale of senior convertible notes and warrants in the first tranche of a $20 million financing package, which is not reflected in the financial statements below. The sale of an additional $5 million of senior convertible notes and warrants in the second tranche is subject to certain conditions as discussed in the section captioned "Liquidity and Capital Resources" under Item 2 of this report.

                                           APHTON CORPORATION
                                             Balance Sheets

                  Assets                                          (unaudited)
                                                                 March 31, 2003       December 31, 2002
Current Assets:
Cash and current investments:
     Cash and short-term cash investments                        $5,021,264            $7,824,182
     Investment securities-trading                                  794,370               749,095
                                                              ---------------       ---------------
         Total cash and current investments                       5,815,635             8,573,277
Other assets (including current portion of
     unconditional supply commitment)                               330,526               374,740
                                                              ---------------       ---------------
         Total current assets                                     6,146,161             8,948,017
Equipment and improvements, at cost,
     net of accumulated depreciation and amortization               219,631               245,063
Unconditional supply commitment                                   6,797,900             6,797,900
                                                              --------------        --------------
         Total assets                                           $13,163,692           $15,990,980
                                                               ============          ============

       Liabilities and Stockholders' Deficit
Liabilities:
Current liabilities:
     Accounts payable and other                                 $15,193,026           $14,316,616
                                                               ------------          ------------
         Total current liabilities                               15,193,026            14,316,616

     Convertible debenture                                        3,000,000             3,000,000
     Deferred revenue                                            10,000,000            10,000,000
                                                                 ----------            ----------
         Total liabilities                                       28,193,026            27,316,616
                                                                 ----------            ----------
Commitments
Stockholders' Deficit:
     Preferred stock, $0.001 par value -
      Authorized:  2,000,000 shares -
      Issued and outstanding:  none                                    -                      -
     Common stock, $0.001 par value -
      Authorized:  30,000,000 shares
      Issued and outstanding:  24,701,639 shares at
      March 31, 2003 and 24,201,639 shares
      at December 31, 2002                                           24,702                24,202
     Additional paid in capital                                 130,156,651           128,956,652
     Purchase warrants                                              317,650               298,900
     Accumulated deficit                                       (145,528,337)         (140,605,390)
                                                               -------------         -------------
         Total stockholders' deficit                            (15,029,334)          (11,325,636)
                                                              --------------        --------------
         Total liabilities and stockholders' deficit            $13,163,692           $15,990,980
                                                               ============          ============

                                                 APHTON CORPORATION
                                        Statements of Operations (Unaudited)
                                 For the three months ended March 31, 2003 and 2002

                                                                      Three months ended          Three months ended
                                                                         March 31, 2003             March 31, 2002

Revenue:                                                              $            -               $            -
                                                                      --------------                --------------
Costs and expenses:
  General and administrative                                                 580,462                      389,432
  Research and development                                                 4,352,234                    9,690,247
                                                                      --------------                --------------
     Total costs and expenses                                              4,932,696                   10,079,679
                                                                      --------------                -------------
     Loss from operations                                                  4,932,696                   10,079,679
                                                                      --------------                -------------
Other income (expense):
  Dividend and interest income                                               13,710                        22,288
  Unrealized losses from investments                                         (3,961)                      (29,645)
                                                                      --------------                --------------
     Net loss                                                           $(4,922,947)                 $(10,087,036)
                                                                      ==============                ==============
Per share data:
  Basic and fully diluted loss per common share                              $(0.20)                       $(0.54)
                                                                      ==============                ==============
  Weighted average number of common shares outstanding                   24,534,972                    18,740,210
                                                                      ==============                ==============

The net loss for the three months ended March 31, 2003 and 2002 was the comprehensive losses for those periods. For all periods presented, shares of our common stock issuable upon the exercise of approximately 3.7 million purchase warrants were excluded from the computation of net loss per share because their effect was anti-dilutive.

Stock-Based Compensation
On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25.

The following table summarizes our results as if we had recorded stock-based compensation expense for the three months ended March 31, 2003 and March 31, 2002, based on the provisions of SFAS 123, as amended by SFAS 148:


Net loss:                                            March 31, 2003             March 31, 2002
As reported                                             $(4,922,947)               $(10,087,036)
Compensation expense, net                                  (143,126)                    (70,782)
                                                     --------------             ---------------
Pro forma                                               $(5,066,073)               $(10,157,818)
                                                     ==============             ===============


Basic loss per share:
As reported                                                  $(0.20)                     $(0.54)
Compensation expense, net of tax                              (0.01)                          -
                                                     --------------             ---------------
Pro forma                                                    $(0.21)                     $(0.54)
                                                     ==============             ===============

Diluted loss per share:
As reported                                                  $(0.20)                     $(0.54)
Compensation expense, net of tax                              (0.01)                          -
                                                     --------------             ---------------
Pro forma                                                    $(0.21)                     $(0.54)
                                                     ==============             ===============

                                               APHTON CORPORATION
                                      Statements of Cash Flows (Unaudited)
                               For the three months ended March 31, 2003 and 2002

Cash flows from operating activities:                                               2003              2002
     Cash paid to suppliers and employees                                       $(4,022,169)      $(10,490,271)
                                                                                ------------      -------------
       Net cash used in operating activities                                     (4,022,169)       (10,490,271)

Cash flows from investing activities:
  Purchase of held to maturity securities                                                 -         (6,990,295)
  Proceeds from maturity of held to maturity securities                                   -          2,000,000
  Capital expenditures                                                                    -             (9,055)
                                                                                ------------      -------------
    Net cash provided by (used in) investing activities                                   -         (4,999,350)
                                                                                ------------      -------------
Cash flows from financing activities:
  Sales of equity securities                                                      1,219,251         27,652,154
                                                                                ------------      -------------
    Cash received from financing activities                                       1,219,251         27,652,154
                                                                                ------------      -------------
       Net (decrease) increase in cash and short-term cash investments           (2,802,918)        12,162,533
Cash and short-term cash investments:
     Beginning of period                                                          7,824,182          3,176,717
                                                                                ------------      -------------
     End of period                                                              $ 5,021,264       $ 15,339,250
                                                                                ============      =============

    Reconciliation of net loss to net cash used in operating activities
Net loss                                                                        $(4,922,947)      $(10,087,036)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                      25,430             17,900
  Unrealized losses from investments                                                  3,961             29,645
  Non-cash employee research and development credit                                  (3,961)           (29,645)
     Changes in -
       Investment securities- trading                                               (45,276)            (8,755)
       Other assets                                                                  44,214            (30,833)
      Unconditional supply commitment                                                     -            250,000
      Accounts payable and other                                                    876,410           (631,547)
                                                                                ------------      -------------
Net cash used in operating activities:                                          $(4,022,169)      $(10,490,271)
                                                                                ============      =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   Three months ended March 31, 2003 and 2002

                                     General
Aphton Corporation is a biopharmaceutical company. We are engaged in research and development and conduct clinical trials for our products, both independently and with our corporate strategic partners. We apply our innovative active immunization technology-platform to develop products for neutralizing, and removing from circulation, hormones and other molecules that participate in gastrointestinal system and reproductive system cancer and non-cancer diseases. We are also developing a product to neutralize hormones to prevent pregnancy.

Since 1997 we have had a strategic alliance with Pasteur Merieux Connaught, now Aventis Pasteur, for products that treat gastrointestinal cancers, in North America and Europe. Since 1998, we have had a strategic alliance with SmithKline Beecham, now GlaxoSmithKline, for products that treat reproductive system cancers and non-cancer diseases, worldwide.

On May 2, 2003 we announced that Patrick T. Mooney, MD, has joined our management team, reporting to the office of the Chief Executive Officer in the capacity of Chief Medical Officer. Dr. Mooney was most recently Vice President and Senior Biotechnology Analyst at Thomas Weisel Partners. Dr. Mooney will be working closely with our senior management in finance, business development and operations; including clinical trials and regulatory affairs, research, development and manufacturing.

On March 31, 2003 we announced that taking into full account the $20 million financing package announced earlier that day, of which $15 million was received by April 4, 2003, our Board of Directors determined that it was not in the best interest of our shareholders to restructure the existing Co-Promotion Agreement and License with Aventis

Pasteur to treat human cancers with G17DT and that the Letter of Intent (LOI) dated December 19, 2002 to restructure the agreement with Aventis, expired as of that date.

While retaining our favorable royalty split, which is in excess of 50%, in our agreement with Aventis Pasteur for countries in North America and Europe, we are pursuing our primary objective of filing for approval to market G17DT for monotherapy for advanced pancreatic cancer patients in the European Union, Canada and Australia by September 2003. With the expiration of the LOI agreement, we have resumed our intention to license, in return for royalties, up-front fees and milestone payments: a) G17DT to treat human cancers in markets worldwide outside of North America and Europe, including especially in Japan, with a focus there on gastric cancer therapy; b) monoclonal antibody products to target gastrointestinal system cancers, worldwide; and c) G17DT for non-cancer therapy, to treat gastroesophageal reflux disease (GERD), worldwide.

We agree with the prevalent view that in the current market environment, biotechnology companies have been essentially separated into two major segments: those with commercial products and those that are continuing development work on potential commercial products. We believe that we may be able to move from the latter to one that has an approved commercial product in a relatively short period of time. The transition to having a commercial product, followed by revenues and a positive cash flow is consistent, in management's opinion, with the expectation of higher values for our shareholders. We believe that we have reached the decisive turning point in our corporate development and in the pursuit of our corporate objectives.

Our primary approach for the treatment of major diseases such as cancer has been to employ (anti) "hormone therapy." Our hormone therapy involves neutralizing, or blocking, targeted hormones which play a critical role in diseases of the gastrointestinal and reproduction systems. We have selected the strategy of hormone therapy because hormone therapy has proved over decades to be efficacious in the treatment of major diseases, both malignant and non-malignant. Well-documented examples of the efficacy of hormone therapy in humans are blocking gastrin (Proglumide) or blocking another hormone stimulated by gastrin, namely histamine (Zantac, Tagamet), to reduce stomach acid. These hormone therapies treat GERD, ulcerations of the esophagus and peptic ulcers. Additional examples of hormone therapy include blocking estrogen (Tamoxifen), for breast cancer therapy and blocking the production of testosterone (Lupron, Zoladex) for prostate cancer therapy.

Our anti-gastrin 17 immunogen (G17DT) is an anti-gastrin targeted therapy which induces antibodies in patients that bind to both gastrin 17 and gly-gastrin and remove them from circulation before they can bind to the cancer cell and initiate cell growth. Gastrin 17 and gly-gastrin are believed to be central growth factors, or the initiating signals, for cell growth, cell proliferation and metastasis (spread) in gastric, i.e. stomach, pancreatic, esophageal, colorectal, liver and other gastrointestinal (GI) system cancers. This signaling program is accomplished by gastrin binding to the large numbers of gastrin receptors which appear, de novo, in the great majority of cases, on tumor cell surfaces throughout the gastrointestinal system. Interrupting this process by immunizing the patient with our anti-gastrin immunogen is a precisely "targeted" immunotherapy. This specificity of targeting only cancer cells occurs because gastrin is not normally secreted and gastrin receptors are not normally found on cells in the GI system, unless they are malignant, or on the path to malignancy (except for those cells involved with normal acid secretion).

Recent findings have shown that inhibiting gastrin not only inhibits cell growth, proliferation and metastasis directly, but also "unblocks" a central pathway leading to cell-suicide (apoptosis). This tilts the balance, from cell growth, to cell suicide. This effect is amplified synergistically when our drug is given together with a chemotherapeutic drug, as demonstrated in our phase II trial for gastric cancer patients treated with G17DT in combination with cisplatin and 5-FU, described hereunder. Gastrin also stimulates the secretion and expression of other important growth factors and receptors within and on the surfaces of the cancer cells involved in tumor growth. Hence, inhibiting gastrin inhibits all of the foregoing factors contributing to tumor growth and spread, while simultaneously opening a central pathway to cell suicide. Our anti-gastrin targeted therapy adds a biological dimension to the treatment of gastrointestinal cancers.

                                Clinical Results
We are currently completing the following clinical trials: a phase III trial conducted outside of the United States for pancreatic cancer with our G17DT as a monotherapy; a phase II clinical trial conducted in the United States and foreign countries, with G17DT in combination with the chemotherapeutics cisplatin and 5-FU for gastric cancer patients; and a phase II trial in Europe with GnRH pharmaccine for prostate cancer patients. We are conducting a second phase III trial that has also completed patient recruitment, conducted in the United States and foreign countries for pancreatic cancer with G17DT in combination with the chemotherapeutic gemcitabine. We have initiated but are not currently recruiting patients pending funding for a phase II trial in Europe with G17DT for GERD, or "severe heart burn" patients. In addition, our Phase II clinical trial with respect to immuno-contraception has been initiated but is "on hold" pending further funding from the World Health Organization (WHO).

Phase III Pancreatic Cancer Clinical Trial
On March 4, 2003 we announced that we have met with and presented results of our randomized, double blind, controlled, monotherapy, Phase III clinical trial conducted in Europe with G17DT for patients with advanced pancreatic cancer to an appropriate foreign regulatory authority. The presentation of the most recently completed analysis of the data resulting from the Phase III clinical trial demonstrated an overall median survival benefit of 83%, with a statistically significant value of p. The corresponding hazard ratio (HR) was 0.65, which also had a statistically significant value of p. (an HR of 0.65 means that at any point in time, patients on G17DT had a 154% higher likelihood of surviving longer than patients on the control.) There are still surviving, treated patients in the trial. Their standard of care could be influenced, thereby jeopardizing both their inclusion in the final statistical analysis and the ultimate breadth of the indication allowed in each jurisdiction, if additional specifics on the trial were provided at this time.

We believe that the results of the randomized, double blind, phase III trial conducted in foreign countries with G17DT as a monotherapy for advanced pancreatic cancer patients are already sufficient for filing for marketing approval in the European Union, Canada and Australia. Therefore, we have begun the process of gathering and compiling the data and the preparation of the extensive regulatory documentation required for submission for marketing approval. This process can be expected to be completed by September 2003, but cannot be stated with certainty. We expect we will receive priority review of the filings. The time for review and the granting of marketing approval in each jurisdiction cannot, however, be predicted by us with certainty.

Phase II Gastric Cancer Clinical Trial
We believe that the results of our phase II trial for gastric cancer patients treated with G17DT in combination with cisplatin and 5-FU can be described as "impressive." On February 6, 2003 we reported an interim analysis of tumor response results from our phase II clinical trial with patients with metastatic stomach cancer who were treated with our G17DT and chemotherapy consisting of cisplatin and 5FU.

A total of 103 patients were enrolled, of which 73 were evaluable and reported upon. 37 patients had either a partial or a complete tumor response, for an overall tumor response rate of 51%. Two patients had a complete response (CR - no detectable residual tumor) and 35 had a partial response (PR). An additional 13 patients had stable disease. Thus, a total of 82% of the patients had either tumor shrinkage or stable disease. Throughout the trial, there was no systemic toxicity attributed to G17DT. This report followed interim response results from our phase II clinical trial reported at the American Society of Clinical Oncology (ASCO) on May 17, 2002, with an overall tumor response rate of 48.3% and an interim report dated July 31, 2002, with an overall tumor response rate of 51.4%.

One patient showed a previously unseen response pattern. He first responded to treatment with the combination of G17DT and cisplatin/5FU with a reduction of the tumor lesions by approximately 70% (a partial response). Subsequently, the disease stabilized; i.e. the size of the lesions did not increase for between 7 to 8 months, in spite of discontinuation of treatment with cisplatin halfway through the study period because of neuropathy. An additional treatment with G17DT in October 2002, the 5th overall treatment, resulted in a reduction of the tumor lesions (PR) by a further 80%. Subsequent to the sixth treatment in January 2003, there was a complete disappearance of all lesions, the second complete response in the study. Over a year and a half after his first treatment, the patient is alive and doing well, with no residual tumor detectable.

The characteristics of the patient's response after extended treatment with G17DT without cisplatin strongly suggest a direct relation between immunotherapy and the disappearance of the tumor lesions. Our anti-gastrin targeted immunotherapy adds a biological, non-toxic dimension to the treatment of gastrointestinal cancers.

There is only one large, randomized, phase III clinical trial that has been reported in the medical literature with cisplatin plus 5 FU for patients with advanced gastric cancer. Of 399 total patients enrolled in the trial, 245 were evaluable. For the patients treated with cisplatin plus 5FU, the tumor response rate was 20%, as reported by the European Organization for Research and Treatment of Cancer (EORTC) which conducted the trial. The results reported by us on February 6, 2003 compare favorably with those results. They represent a 155% improvement relative to the 20% results reported in the EORTC clinical trial.

On February 21, 2003 we announced that the U.S. Food and Drug Administration (or the FDA) has reviewed and granted our request for Fast Track designation for our G17DT (anti-gastrin) immunogen in combination with cisplatin and 5-FU for use in stage IV gastric cancer to improve overall survival. "Fast Track" is a formal mechanism of interacting with the FDA using approaches that are available to all applicants for marketing claims. The benefits of a Fast Track designation include scheduled meetings with the FDA to seek FDA input into development plans, the option of submitting a New Drug Application in sections rather than a submission of all components simultaneously, and the option of requesting evaluation of studies using surrogate endpoints. The Fast Track designation is intended for the combination of a product and a claim that addresses an unmet medical need, but is independent of the FDA's priority review and accelerated approval mechanisms.

                              Results of Operations
During the three months ended March 31, 2003, we received gross proceeds of approximately $1.5 million from the sale of 500,000 shares of our common stock and 150,000 warrants to purchase our common stock. Total costs were reduced from $10.1 million in the quarter ending March 31, 2002 to $4.9 million in the quarter ended March 31, 2003. This decrease is primarily due to the completion of recruitment and final stages of our clinical trials. While pursuing our objectives, we intend to reduce our costs and expenses through the first quarter of 2004 to less than $16 million. We expect our total costs to decrease in the remaining quarters of the year 2003. During this period we had no contract revenues.

We do not accumulate cost information by major development product. Many costs are applicable to more than one product. We estimate that 95% of our research and development costs are spent on gastrointestinal and reproductive system cancers. There are no payment or penalty milestones associated with any of the projects, all of which are in Phase II or III clinical trials. We do not speculate on the timing of approvals by regulatory authorities.

We will pursue our primary objective of filing for approval to market G17DT for monotherapy for advanced pancreatic cancer patients in the European Union, Canada and Australia by September 2003. We believe that our existing capital resources, which consist primarily of cash and short-term cash investments, including the proceeds from the financing activities described in the preceding paragraphs, will enable us to maintain a range of operations and satisfy our periodic interest obligations through the first quarter of 2004.

                                      Other
In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the required classification of gain or loss on extinguishment of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations." This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. We implemented SFAS No. 145 on January 1, 2003. We do not expect this statement to have a material impact on our consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. We implemented SFAS No. 146 on January 1, 2003 for transactions that occur after December 31, 2002. We do not expect this statement to have a material impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years and interim periods ending after December 15, 2002. SFAS No. 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. We adopted the disclosure provisions required under SFAS No. 148 effective December 31, 2002.

Inflation and changing prices have not had a significant effect on continuing operations and are not expected to have any material effect in the foreseeable future. Interest and other income were primarily derived from money-market accounts.

                         Liquidity and Capital Resources
We finance our operations through the sale of our equity securities, convertible debentures and licensing fees. These funds provide us with the resources to operate our business, attract and retain key personnel and scientific staff, fund our research and development program, preclinical testing and clinical trials, obtain the necessary regulatory approvals and develop our technology and products.

On December 19, 2002, we sold a convertible, redeemable, five-year interest-bearing Series A Convertible Debenture to Aventis Pharmaceuticals, Inc. (Aventis) for gross proceeds of $3 million in a private placement. The debenture is convertible at Aventis's option under certain conditions into our common stock based upon a price substantially equivalent to the market price of our common stock at the time of conversion. We are required to make annual interest payments in cash at 6.00% per annum on the debenture.

On February 24, 2003, an institutional investor purchased in a private placement 500,000 shares of our registered common stock at $2.96 per share and 150,000 unregistered warrants at $0.125 per warrant for gross proceeds of approximately $1.5 million. The shares of our common stock underlying the warrants were registered in April 2003 and each warrant entitles the holder thereof to purchase a share of our common stock at a price of $2.96 per share within the next five years.

On March 31, 2003, we sold in a private placement convertible, redeemable, 5-year, interest-bearing notes and warrants to three institutional investors, including a substantial participation by two existing investors, for proceeds of $15 million in the first tranche of a $20 million financing package. The senior convertible notes are convertible at a fixed price of $2.50 per share. As part of the transaction we also issued to the investors five year warrants with a fixed exercise price of $2.70 per share (both are at a premium to the market price of the common stock as of the last closing price on the date prior to the transaction), unless otherwise adjusted prior to conversion pursuant to the provisions of the notes and warrants. We have the right and obligation to redeem the notes under certain conditions at any time after the third year from the issuance date. The securities have registration rights. We are required to make quarterly interest payments in cash or in stock at our option at 6.00% per annum on the senior convertible notes. Subsequent to receipt of the $15 million in the first tranche in April 2003, we reduced our current liabilities by a significant amount.

Subject to certain conditions, we are obligated to sell and one of the investors is obligated to purchase an additional $5 million of such notes and warrants convertible into shares of our common stock, also with registration rights, in the second tranche. In compliance with regulatory requirements, a shareholder's meeting will be held to approve certain aspects of the transaction.

The selected pro forma financial information summarized below shows the effect of the presumed gross proceeds from the first and second tranches of the $20 million convertible debt financing, of which $15 million was received by April 4, 2003, as if all funds were received on March 31, 2003.

                                                    Actual                 Effect of Proceeds                Pro Forma
Balance Sheet Data:                             March 31, 2003             from Financing (1)            March 31, 2003 (1)
-----------------------------------------    ----------------------     -------------------------    --------------------------
Cash and current investments                        $ 5,021,264              $20,000,000                   $25,021,264
Total assets                                        $13,163,692              $20,000,000                   $33,163,692
Convertible Debentures                              $ 3,000,000              $20,000,000                   $23,000,000
Total Liabilities                                   $28,193,026              $20,000,000                   $48,193,026
Total stockholders' deficit                         $15,029,334                        -                   $15,029,334
Weighted average shares outstanding                  24,534,972                        -                    24,534,972

(1) Receipt of $5 million, from the purchase of an additional $5 million of senior convertible notes and warrants in a second tranche from one of the investors, is subject to the following conditions: (i) a registration statement, filed pursuant to a registration rights agreement among us and the selling stockholders, is effective and available for the resale of the shares issuable upon conversion of the senior convertible notes and exercise of the warrants purchased in the first tranche on each of the ten trading days immediately prior to the closing of the second tranche; (ii) our common stock continuing to be listed on the Nasdaq and it not having been suspended from trading or having been threatened with delisting by the Nasdaq, or having fallen below the minimum standards for continued listing; (iii) no change of control of us or event of default having occurred under the senior convertible notes then outstanding;
(iv) performance of our obligation to deliver shares of our common stock issuable upon the conversion of the then outstanding senior convertible notes and the warrants; (v) payment of interest on a timely basis; (vi) our share price remaining above $3.00 per share; and (vi) shareholder approval of the $20 million financing transaction with the selling stockholders and the amendment to our certificate of incorporation to increase our authorized common stock to 60,000,000 shares having been obtained.

The unaudited pro forma financial information is not calculated in accordance with generally accepted accounting principles (GAAP). The gross proceeds of $20 million from our convertible debt financing, of which $15 million was received by April 4, 2003, are material to our liquidity and capital resources position and management uses this unaudited pro forma financial information to provide shareholders and investors with a more accurate picture of our financial position. The sale of an additional $5 million of convertible debt in a second tranche is subject to certain conditions as discussed above. The unaudited pro forma financial information is not necessarily indicative of our future results of operations and should be read in conjunction with this section captioned "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and with our financial statements included in this report. This information should not be considered in isolation or as a substitute for measures of performance determined in accordance with GAAP.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Our market risks are all immaterial. Investment securities consist principally of debt securities issued by the US Treasury and other US Government agencies and corporations and investment in other securities, including mutual funds.

Item 4.   Controls and Procedures
Our chief executive officer (CEO) and chief financial officer (CFO) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of a date within the 90 days before the filing of this quarterly report. Based on their evaluation as of that evaluation date, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act) are effective to ensure that information required to be disclosed by us in reports filed with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

                           Part II - Other Information

Item 1.   Legal Proceedings. Not applicable.

Item 2.   Changes in Securities.

                     Recent Sales of Unregistered Securities

Aventis Debenture
On December 19, 2002, we sold a convertible, redeemable, five-year interest-bearing Series A Convertible Debenture to Aventis Pharmaceuticals, Inc. (Aventis) for gross proceeds of $3 million in a private placement. The debenture is convertible at Aventis's option under certain conditions into our common stock based upon a price substantially equivalent to the market price of our common stock at the time of conversion. For more information about the debenture, please refer to our annual report on Form 10-K for the year ended December 31, 2002 to which the debenture was filed as an exhibit.

Mainfield Warrants
On February 24, 2003, we sold a warrant to purchase 150,000 shares of our common stock to Mainfield Enterprise Inc. (Mainfield) for gross proceeds of $18,750 in a private placement. The warrant is exercisable at $2.96 per share, in whole or in part, at any time on or before February 24, 2008 and contains customary cashless exercise provisions. The shares of common stock underlying the warrant were registered on a registration statement on Form S-3 we filed on behalf of the warrant-holder which became effective on April 22, 2003. For more information about the warrant, please refer to our annual report on Form 10-K for the year ended December 31, 2002 to which the warrant was filed as an exhibit.

Senior Convertible Notes and Warrants
On March 31, 2003, we sold in a private placement convertible, redeemable, 5-year, interest-bearing senior convertible notes and 5-year warrants to purchase an aggregate total of 1,080,000 shares of our common stock to Smith Barney Fundamental Value Fund, Heartland Group, Inc. and SF Capital Partners Ltd., for gross proceeds of $15 million in the first tranche of a $20 million financing package.

The senior convertible notes are convertible at a fixed price of $2.50 per share, unless otherwise adjusted prior to conversion pursuant to the price adjustment provisions set forth therein. The conversion price of the senior convertible notes will be lowered in the event of a sale by us of our common stock or securities convertible into our common stock at a per share offering price less than the conversion price of the senior convertible notes in effect immediately prior to such sale. The warrants are exercisable into shares of our common stock at $2.70 per share, unless otherwise adjusted prior to exercise pursuant to the price adjustment provisions that are substantially similar to those set forth in the senior convertible notes.

The conversion of the senior convertible notes and the exercise of the warrants are subject to shareholder approval of certain aspects of the financing transaction and the amendment of our certificate of incorporation to increase our authorized capital stock. In addition, the senior convertible notes and the warrants contain provisions that place a cap on the numbers of shares of our common stock issuable upon their conversion or exercise, such that the holders thereof shall not have the right to convert any portion of the notes to the extent that after giving effect to such conversion the holders would beneficially own more than 19.99% or 4.99%, as the case may be for the respective holder, of the number of shares of our common stock outstanding immediately prior to such conversion or exercise.

For more information about the senior convertible notes and the warrants, please refer to our current report on Form 8-K dated April 1, 2003 to which a form of the senior convertible note and a form of the warrant were filed as exhibits.

All of the securities issued in the preceding transactions were sold to accredited investors in reliance upon Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder.

Item 3.    Defaults Upon Senior Securities. Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.    Other Information.  Not applicable.

Item 6.    Exhibits and Report on Form 8-K.

          (a)  Exhibits

               99.1 Certification of the Chief Executive  Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

               99.2 Certification of the Chief Financial  Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

               * This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

          (b)  Reports on Form 8-K

               During the three months ended March 31, 2003, we filed the following current reports on Form 8-K:

               - On February 7, 2003, announcing the reported latest tumor responses from Phase II gastric cancer trial;

               - On February 21, 2003, announcing the fast track designation approved by the FDA for G17DT combined with Cisplatin and 5-FU;

               - On February 25, 2003, attaching the stock purchase agreement with Mainfield Enterprises Inc. and engagement letter with Wharton Capital to sell 500,000 shares of common stock for gross proceeds of $1,480,000;

               -    On  February  25,  2003,   disclosing   unaudited   year-end
                    financial results for the year 2002; and

               -    On March 6, 2003,  announcing  the Phase III data with G17DT
                    for  pancreatic   cancer  patients   presented  to  overseas
                    regulatory agency.

               Subsequent to the three months ended March 31, 2003, we filed the following current reports on Form 8-K:

               - On April 1, 2003, announcing the sale of senior convertible notes and warrants for $15 million to SF Capital Partners Ltd., Heartland Group, Inc. and Smith Barney Fundamental Value Fund Inc. closed on March 31, 2003;

               - On April 1, 2003, announcing that the letter of intent with Aventis Pharmaceuticals, Inc. expired as of March 31, 2003; and

               - On May 2, 2003, announcing that Patrick T. Mooney, MD, has joined our management team, reporting to the office of the Chief Executive Officer in the capacity of Chief Medical Officer.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                     APHTON CORPORATION

Date:  May 15, 2003                  By: /s/ Philip C. Gevas
                                        ----------------------------------------
                                        Philip C. Gevas
                                        Chairman of the Board, Chief Executive
                                        Officer and President
                                        (Principal Executive Officer)

                                     By: /s/ Frederick W. Jacobs
                                        ----------------------------------------
                                        Frederick W. Jacobs
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Chief Accounting Officer
                                        (Principal Financial Officer)

                                  CERTIFICATION

I, Philip C. Gevas, Chairman of the Board, Chief Executive Officer and President, certify that:

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003          Signature: /s/ Philip C. Gevas
                                          --------------------------------
                                          Philip C. Gevas
                                          Chairman of the Board, Chief Executive
                                          Officer and President
                                          (Principal Executive Officer)

                                  CERTIFICATION

I, Frederick W. Jacobs, Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer, certify that:

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May  15, 2003        Signature: /s/ Frederick W. Jacobs
                                        ----------------------------------------
                                        Frederick W. Jacobs
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Chief Accounting Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit Number      Description

99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.