Form 10-Q
period 2003-06-30
APHTON CORP
filed 2003-08-14
CIK 840319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-19122

APHTON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-3640931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 SW Eighth Street, Miami, Florida	33130
(address of principal executive offices)	(Zip Code)

(305) 374-7338

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares outstanding	As of
Common Stock, $0.001 par value	24,732,830	August 8, 2003

APHTON CORPORATION

Part I – Financial Information

Item 1.	Financial Statements

The interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of June 30, 2003 and December 31, 2002 and the results of our operations for the three and six months ended June 30, 2003 and 2002; and our cash flows for the six months ended June 30, 2003 and 2002. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K.

APHTON CORPORATION

Balance Sheets

(unaudited)

	June 30, 2003	December 31, 2002
Assets
Current Assets:
Cash and current investments:
Cash and short-term cash investments	$10,068,687	$7,824,182
Investment securities-trading	880,516	749,095

Total cash and current investments	10,949,203	8,573,277
Other assets (including current portion of unconditional supply commitment)	301,326	374,740

Total current assets	11,250,529	8,948,017
Equipment and improvements, at cost, net of accumulated depreciation and amortization	197,386	245,063
Unconditional supply commitment	6,797,900	6,797,900

Total assets	$18,245,815	$15,990,980

Liabilities and Stockholders’ Deficit
Liabilities:
Current liabilities:
Trade accounts payable	$3,707,573	$10,130,944
Amounts payable to Aventis	3,184,000	3,184,000
Other	1,135,516	1,001,673

Total current liabilities	8,023,269	14,316,616
Convertible debentures, net of discount of $18,051,224 as of June 30, 2003	4,948,796	3,000,000
Deferred revenue	10,000,000	10,000,000

Total liabilities	22,972,065	27,316,616

Commitments
Stockholders’ Deficit:
Preferred stock, $0.001 par value—
Authorized: 4,000,000 shares—
Issued and outstanding: none	—	—
Common stock, $0.001 par value—
Authorized: 60,000,000 shares
Issued and outstanding: 24,701,639 shares at June 30, 2003 and 24,201,639 shares at December 31, 2002	24,702	24,202
Additional paid in capital	148,611,998	128,956,652
Purchase warrants	317,650	298,900
Accumulated deficit	(153,680,600)	(140,605,390)

Total stockholders’ deficit	(4,726,250)	(11,325,636)

Total liabilities and stockholders’ deficit	$18,245,815	$15,990,980

APHTON CORPORATION

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2003 and 2002

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue:	$—	$—	$—	$—

Costs and expenses:
General and administrative	698,507	564,495	1,278,969	953,927
Research and development	6,652,299	9,311,658	11,004,533	19,001,905

Total costs and expenses	7,350,806	9,876,153	12,283,502	19,955,832

Loss from operations	(7,350,806)	(9,876,153)	(12,283,502)	(19,955,832)

Other income (expense):
Dividend and interest income	16,775	49,325	30,485	71,613
Amortized discount and interest expense	(854,123)	—	(854,123)	—
Unrealized losses from investments	35,891	(7,870)	31,930	(37,515)

Net loss	$(8,152,263)	$(9,834,698)	$(13,075,210)	$(19,921,734)

Per share data:
Basic and fully diluted loss per common share	$(0.33)	$(0.49)	$(0.53)	$(1.03)

Weighted average number of common shares outstanding	24,701,639	20,101,639	24,618,306	19,420,924

APHTON CORPORATION

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Cash paid to suppliers and employees	$(18,759,784)	$(21,176,416)

Net cash used in operating activities	(18,759,784)	(21,176,416)
Cash flows from investing activities:
Purchase of held to maturity securities	—	(1,311,203)
Proceeds from maturity of held to maturity securities	—	2,323,229
Capital expenditures	—	(16,490)

Net cash provided by investing activities	—	995,536

Cash flows from financing activities:
Sales of securities	1,069,289	27,652,154
Proceeds from convertible debentures	19,935,000	—

Net cash received from financing activities	21,004,289	27,652,154

Net increase in cash and short-term cash investments	2,244,505	7,471,274
Cash and short-term cash investments:
Beginning of period	7,824,182	3,176,717

End of period	$10,068,687	$10,647,991

Reconciliation of net loss to net cash used in operating activities
Net loss	$(13,075,210)	$(19,921,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,677	36,241
Amortization of discount on convertible debentures	554,123	—
Unrealized gains from investments	31,930	37,515
Non-cash employee compensation credit	(31,930)	(37,515)
Changes in—
Investment securities—trading	(131,421)	(1,892)
Other assets	138,394	133,867
Unconditional supply commitment	—	250,000
Current liabilities	(6,293,347)	(1,672,898)

Net cash used in operating activities:	$(18,759,784)	$(21,176,416)

Updated Notes to the Financial Statements

Comprehensive loss

The net loss for the three and six months ended June 30, 2003 and 2002 was the comprehensive loss for those periods. At June 30, 2003, shares of our common stock issuable upon the exercise of approximately 5.1 million warrants and options were excluded from the computation of net loss per share because their effect was anti-dilutive. At June 30, 2002, shares of our common stock issuable upon the exercise of approximately 3.7 million warrants and options were excluded from the computation of net loss per share because their effect was anti-dilutive.

Stock-Based Compensation

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25.

The following table summarizes our results as if we had recorded stock-based compensation expense for the six months ended June 30, 2003 and June 30, 2002, based on the provisions of SFAS 123, as amended by SFAS 148:

	June 30, 2003	June 30, 2002
Net loss:.
As reported	$(13,075,210)	$(19,921,734)
Compensation expense, net of tax	(286,252)	(141,564)

Pro forma	$(13,361,462)	$(20,063,298)

Basic loss per share:
As reported	$(0.53)	$(1.03)
Compensation expense, net of tax	(0.01)	—

Pro forma	$(0.54)	$(1.03)

Diluted loss per share:
As reported	$(0.53)	$(1.03)
Compensation expense, net of tax	(0.01)	—

Pro forma	$(0.54)	$(1.03)

Convertible Debentures

As of June 30, 2003 we have outstanding $23.0 million in convertible debentures, up from $3.0 million as of December 31, 2002. There was a discount calculated against a value of the notes of $18.0 million, comprised of the beneficial conversion feature of $13.5 million and other discounts of $4.5 million on the notes and so the $23.0 million is shown as $5.0 million addition to the convertible debentures in the accompanying financial statements. Of this amount, $3.0 million is our Series A Convertible Debenture. Our Series A Convertible Debenture is a convertible, redeemable, five-year note that matures on December 19, 2007. The Series A Convertible Debenture bears interest at a rate of 6.0% per annum, payable annually. The debenture is convertible at the holder’s option at a conversion price equal to the average closing price of our common stock, as defined in the debenture, at the time of conversion. The Series A Convertible Debenture contains provisions that place a cap on the number of shares of our common stock issuable upon its conversion, such that the holder thereof shall not have the right to convert any portion of the Series A Convertible Debenture to the extent that after giving effect to such conversion the holder would beneficially own more than 19.99% of the number of shares of our common stock outstanding immediately prior to such conversion.

The remaining $20.0 million in convertible notes were issued in two tranches to accredited investors during the six months ended June 30, 2003. On April 4, 2003, we issued $15.0 million of convertible, redeemable, 5-year, interest-bearing senior convertible notes (which we refer to as our 2003 senior convertible notes) and 5-year warrants to purchase an aggregate total of 1,080,000 shares of our common stock to various accredited investors. On June 12, 2003 we issued an additional $5 million of our 2003 senior convertible notes and a 5-year warrant to purchase an aggregate total of 360,000 shares of our common stock to an accredited investor. The senior convertible notes mature on March 31, 2008. The senior convertible notes bear interest at a rate of 6.0% per annum, payable quarterly in cash or shares of our common stock, at our option.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On May 2, 2003 we announced that Patrick T. Mooney, MD, has joined our senior management team, reporting to the office of the Chief Executive Officer in the capacity of Chief Medical Officer. Dr. Mooney was most recently Vice President and Senior Biotechnology Analyst at Thomas Weisel Partners. Dr. Mooney will be working closely with our other senior management in finance, legal, business development and operations; including clinical trials and regulatory affairs, research, development and manufacturing.

We have retained our favorable royalty split, which is in excess of 50%, in our agreement with Aventis Pasteur for our anti-gastrin 17 immunogen (G17DT) for cancer indications for countries in North America and Europe. We are pursuing our primary objective of filing for approval to market G17DT for monotherapy for advanced pancreatic cancer patients in the US, if possible, as well as in the European Union, Canada and Australia. The registration strategy for this was described in our Letter to Shareholders dated July 17, 2003, filed with the SEC on Form 8-K and also made public in a news release via Business Wire, all on the same date.

We have resumed our intention to expand our current strategic partnership alliances in the following product areas: a) G17DT to treat human cancers in markets worldwide outside of North America and Europe, focusing on Japan, where discussions are continuing and preliminary negotiations have been initiated; b) monoclonal antibody products to target gastrointestinal system cancers, worldwide; and c) G17DT for non-cancer therapy, to treat gastroesophageal reflux disease (GERD), worldwide.

We agree with the prevalent view that in the current market environment, biotechnology companies have been essentially separated into two major segments: those with commercial products and those that are continuing development work on potential commercial products. We believe that we may be able to move from the latter to one that has an approved commercial product in a relatively short period of time. The transition to having a commercial product, followed by revenues and a positive cash flow is consistent, in management’s opinion, with the expectation of higher values for our shareholders. We believe that we have reached the decisive turning point in our corporate development and in the pursuit of our corporate objectives.

Our primary approach for the treatment of major diseases such as cancer has been to employ (anti) “hormone therapy.” Our hormone therapy involves neutralizing, or blocking, targeted hormones which play a critical role in diseases of the gastrointestinal and reproduction systems. We have selected the strategy of hormone therapy because hormone therapy has proved over decades to be efficacious in the treatment of major diseases, both malignant and non-malignant. Well-documented examples of the efficacy of hormone therapy in humans are blocking gastrin (Proglumide) or blocking another hormone stimulated by gastrin, namely histamine (Zantac, Tagamet), to reduce stomach acid. These hormone therapies treat GERD, ulcerations of the esophagus and peptic ulcers. Additional examples of hormone therapy include blocking estrogen (Tamoxifen), for breast cancer therapy and blocking the production of testosterone (Lupron, Zoladex) for prostate cancer therapy.

G17DT is an anti-gastrin targeted therapy which induces antibodies in patients that bind to both gastrin 17 and gly-gastrin and remove them from circulation before they can bind to the cancer cell and initiate cell growth. Gastrin 17 and gly-gastrin are believed to be central growth factors, or the initiating signals, for cell growth, cell proliferation and metastasis (spread) in gastric, i.e. stomach, pancreatic, esophageal, colorectal, liver and other gastrointestinal (GI) system cancers. This signaling program is accomplished by gastrin binding to the large numbers of gastrin receptors which appear, de novo, in the great majority of cases, on tumor cell surfaces throughout the gastrointestinal system. Interrupting this process by immunizing the patient with our anti-gastrin immunogen is a precisely “targeted” immunotherapy. This specificity of targeting only cancer cells occurs because gastrin is not normally secreted and gastrin receptors are not normally found on cells in the GI system, unless they are malignant, or on the path to malignancy (except for those cells involved with normal acid secretion).

Recent findings have shown that inhibiting gastrin not only inhibits cell growth, proliferation and metastasis directly, but also “unblocks” a central pathway leading to cell-suicide (apoptosis). This tilts the balance, from cell growth, to cell suicide. This effect is amplified synergistically when our drug is given together with a chemotherapeutic drug, as demonstrated in our phase II trial for gastric cancer patients treated with G17DT in combination with cisplatin and 5-FU, described hereunder. Gastrin also stimulates the secretion and expression of other important growth factors and receptors within and on the surfaces of the cancer cells involved in tumor growth. Therefore, inhibiting gastrin inhibits all of the foregoing factors contributing to tumor growth and spread, while simultaneously opening a central pathway to cell suicide. Our anti-gastrin targeted therapy adds a biological dimension to the treatment of gastrointestinal cancers.

Clinical Trials

The following is a description of our current clinical trial program. The first trial is a randomized, double blind phase III trial conducted outside of the United States for pancreatic cancer with our G17DT as a monotherapy. The data base has been locked and is being audited for final statistical analysis. Trial results from the unaudited data were released publicly by Aphton on March 4, 2003 and on October 28, 2002. The voluminous documentation required for filing in the US and foreign countries is being prepared for submission. The second trial is a phase II clinical trial conducted in the United States and foreign countries, with G17DT in combination with the chemotherapeutics cisplatin and 5-FU for advanced gastric cancer patients. Results from this ongoing trial were presented at the annual meeting of ASCO in Chicago on June 3, 2003, by J.R.Hecht, MD, clinical investigator from the UCLA Jonsson Comprehensive Cancer Center in Los Angeles, CA. The Oncological Response, Survival Results and our registration strategy were discussed in the public release of our Letter to Shareholders dated July 17, 2003. The data base is now being compiled for final analysis and documentation. The third trial is a phase II trial in Europe with GnRH pharmaccine for prostate cancer patients. The fourth trial is a second phase III trial that, as with the above trials, has completed patient recruitment. This trial was conducted in the United States and foreign countries for advanced pancreatic cancer patients, with G17DT in combination with the chemotherapeutic gemcitabine. The fifth trial we have initiated but we are not currently recruiting patients pending funding for a phase II trial in Europe with G17DT for GERD, or “severe heart burn” patients. The sixth trial is a Phase I/II clinical trial for immuno-contraception. Funding has been released by the World Health Organization (WHO) for the manufacture of product for the trial, which process has been initiated. Patient recruitment is pending further release of funds by WHO to conduct the trial.

On July 8, 2003, we announced that the European Union has granted Orphan Drug status for Aphton’s anti-gastrin immunogen G17DT, also known as G17(9)DT, for treatment of both pancreatic cancer and gastric (stomach) cancer indications.

Results of Operations

Three months and Six months ended June 30, 2003 and 2002

General and administrative expenses for the three months ended June 30, 2003 were $698,507 compared to $564,495 for the three months ended June 30, 2002, an increase of 24%. General and administrative expenses for the six months ended June 30, 2003 were $1,278,969 compared to $953,927 for the six months ended June 30, 2002, an increase of 34%. The increase for both periods was primarily due to increased fund raising activities.

Research and development expenses for the three months ended June 30, 2003 were $6,652,299 compared to $9,311,658 for the three months ended June 30, 2002, a decrease of 29%. Research and development expenses for the six months ended June 30, 2003 were $11,004,533 compared to $19,001,905 for the six months ended June 30, 2002, a decrease of 42%. This decrease for both periods is primarily due to the completion of recruitment and final stages of our clinical trials. We do not accumulate cost information by major development product. Many costs are applicable to more than one product. We estimate that 95% of our research and development costs are spent on gastrointestinal and reproductive system cancers. There are no payment or penalty milestones associated with any of the projects, all of which are in Phase II or III clinical trials. We do not speculate on the timing of approvals by regulatory authorities.

Net loss for the three months ended June 30, 2003 was $8,152,263 compared to $9,834,698 for the three months ended June 30, 2002, a decrease of 17%. Net loss for the six months ended June 30, 2003 was $13,075,210 compared to $19,921,734 for the six months ended June 30, 2002, a decrease of 34%. The decrease in net loss is primarily a result of our lower research and development expenses, which was slightly offset by an increase in our amortized discount and interest expense which was $854,123 for the three and six months ended June 30, 2003 as compared to none for the three and six months ended June 30, 2002. The amortized discount and interest expense was incurred in connection with the $20,000,000 senior convertible notes the Company issued this year. During this period we had no revenues.

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

As of June 30, 2003 we have outstanding $23.0 million in convertible debentures, up from $3.0 million as of December 31, 2002. There was a discount calculated against a value of the notes of $18.0 million, comprised of the beneficial conversion feature of $13.5 million and other discounts of $4.5 million on the notes and so the $23.0 million is shown as $5.0 million addition to the convertible debentures in the accompanying financial statements. Of this amount, $3.0 million is our Series A Convertible Debenture. Our Series A Convertible Debenture is a convertible, redeemable, five-year note that matures on December 19, 2007. The Series A Convertible Debenture bears interest at a rate of 6.0% per annum, payable annually. The debenture is convertible at the holder’s option at a conversion price equal to the average closing price of our common stock, as defined in the debenture, at the time of conversion. The Series A Convertible Debenture contains provisions that place a cap on the number of shares of our common stock issuable upon its conversion, such that the holder thereof shall not have the right to convert any portion of the Series A Convertible Debenture to the extent that after giving effect to such conversion the holder would beneficially own more than 19.99% of the number of shares of our common stock outstanding immediately prior to such conversion.

The remaining $20.0 million in convertible notes were issued in two tranches to accredited investors during the six months ended June 30, 2003. On April 4, 2003, we issued $15.0 million of convertible, redeemable, 5-year, interest-bearing senior convertible notes (which we refer to as our 2003 senior convertible notes) and 5-year warrants to purchase an aggregate total of 1,080,000 shares of our common stock to various accredited investors. On June 12, 2003 we issued an additional $5 million of our 2003 senior convertible notes and a 5-year warrant to purchase an aggregate total of 360,000 shares of our common stock to an accredited investor. The senior convertible notes mature on March 31, 2008. The senior convertible notes bear interest at a rate of 6.0% per annum, payable quarterly in cash or shares of our common stock, at our option.

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

On February 24, 2003, we issued 500,000 shares of our common stock at $2.96 per share and 150,000 warrants at $0.125 per warrant for gross proceeds of approximately $1.5 million. Each warrant entitles the holder thereof to purchase a share of our common stock at a price of $2.96 per share within the next five years.

Cash flow used in operating activities decreased to $18.8 million for the six months ended June 30, 2003 from $21.2 million for the six months ended June 30, 2002, primarily due to the decrease in our net loss for the period. Cash flow from investing activities decreased to $0 for the six months ended June 30, 2003 from $1.0 million for the six months ended June 30, 2002. Cash flow from financing activities decreased to $21.0 million for the six months ended June 30, 2003 compared to $27.7 million for the six months ended June 30, 2002. During the six months ended June 30, 2003, we received gross proceeds of approximately $20.0 million from the sale of the senior convertible notes, discussed above.

We believe that our existing capital resources, which consist primarily of cash and short-term cash investments, including the proceeds from the financing activities described in the preceding paragraphs, will enable us to maintain a range of operations and satisfy our periodic interest obligations into the first quarter of 2004.

Inflation

Inflation and changing prices have not had a significant effect on continuing operations and are not expected to have any material effect in the foreseeable future. Interest and other income were primarily derived from money-market accounts.

Effect Of Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities subsequent to January 31, 2003 and will therefore adopt FIN 46 for its quarterly report for the period ending September 30, 2003. The Company is currently performing a comprehensive analysis of the impact of FIN 46, if any, on the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years and interim periods ending after December 15, 2002. SFAS No. 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. We adopted the disclosure provisions required under SFAS No. 148 effective December 31, 2002.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003. We believe that our most critical accounting policies include the use of estimates. The impact of these estimates on results of operations in 2003 and 2002 are not significant. Our management periodically reviews these policies and estimates, the effect of which is reflected as a component of net loss in the period in which the change is known. Such changes to these estimates have not been material to our results of operations during the three and six months ended June 30, 2003.

Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing “forward-looking statements” may be found in the material set forth in the section entitled, “Management’s Discussion and Analysis “ as well as in the quarterly report generally.

These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectations as to the adequacy of existing capital resources to maintain a range of operations and satisfy our periodic interest obligations through the first quarter of 2004;

•	our intention to expand our current strategic partnership alliances with respect to G17DT to treat human cancers in markets worldwide outside of North America and Europe, monoclonal antibody products to target gastrointestinal system cancers, worldwide and G17DT for non-cancer therapy, to treat gastroesophageal reflux disease (GERD), worldwide;

•	our beliefs regarding our transition to a company with approved commercial products and the expectation that this will lead to higher values for our stockholders; and

•	our beliefs regarding the financial impact of certain accounting pronouncements.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to obtain additional financing or reduce our costs and expenses;

•	our ability to develop, obtain regulatory approval for produce in commercial quantities and gain commercial acceptance for our products;

•	our ability to maintain our arrangements and collaborations with third parties for the supply of key materials and assistance in the manufacture, market, sale and distribution of any product we develop;

•	our ability to enforce our patents and proprietary rights;

•	our level of debt obligations and the impact of restrictions imposed on us by the terms of this debt;

•	our ability to attract and retain highly qualified scientists and other technical personnel; and

•	changes in healthcare reform.

I tem 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks that are inherent in our financial instruments. Investment securities consist principally of debt securities issued by the US Treasury and other US Government agencies and corporations and investment in other securities, including mutual funds. Substantially all of our indebtedness currently consists of fixed rate debt. The following table presents the future principal payment obligations and interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of June 30, 2003:

	2003	2004	2005	2006	2007	There- after
	(in thousands)
Long-term debt:
Series A Convertible Debenture (6.0%)	—	—	—	—	$3,000	—
Senior Convertible Notes (6.0%)	—	—	—	—	—	$20,000

Item 4.	Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2003. Based on such evaluation, such officers have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Ot her Information

Item 2.	Changes in Securiti es and Use of Proceeds.

Recent Sales of Unregistered Securities

Senior Convertible Notes and Warrants

During the three months ended June 30, 2003 we sold in a private placement $20.0 million of convertible, redeemable, 5-year, interest-bearing senior convertible notes and 5-year warrants to purchase an aggregate total of 1,440,000 shares of our common stock to various accredited investors, for gross proceeds of $20.0 million. The first tranche of this transaction, comprising of $15.0 million of senior convertible notes and warrants to purchase an aggregate of 1,080,000 shares of common stock were sold on April 4, 2003. The second tranche of this transaction, comprising of $5.0 million of senior convertible notes and warrants to purchase an aggregate of 360,000 shares of common stock were sold on June 12, 2003. The senior convertible notes and the warrants were sold to accredited investors in reliance upon Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 21, 2003, we held our 2003 Annual Meeting of Stockholders. At the meeting, the stockholders voted on 1) the election of two directors to serve for a term of three years and until their successors are duly elected and qualified; 2) the approval of an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 30,000,000 to 60,000,000 and to increase the number of authorized shares of preferred stock from 2,000,000 to 4,000,000; and 3) to approve a $20 million private placement of senior convertible notes and warrants of which the first $15 million tranche closed on March 31, 2003.

The voting results were as follows:

1. Election of Directors:

Name of Nominee	For	Withheld
Georges Hibon	21,136,038	157,599
Nicholas John Stathis	16,723,329	4,570,308

2. Approval of the Amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock and preferred stock:

For	Against	Abstain
13,064,144	169,282	49,832

3. Approval of $20 million private placement of senior convertible notes and warrants:

For	Against	Abstain
13,109,157	120,724	53,377

Item 6.	Exhibit s and Report on Form 8-K.

(a) Exhibits

31.1	Certification by Philip C. Gevas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frederick W. Jacobs, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Philip C. Gevas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frederick W. Jacobs, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the three months ended June 30, 2003, we filed the following current reports on Form 8-K:

1.	On April 1, 2003, we reported under Item 5 the issuance and sale of senior convertible notes and warrants for $15 million to three institutional investors;

2	On April 1, 2003, we reported under Item 5 that the Board of Directors had determined it was not in the best interest of our shareholders to restructure the existing Co-Promotion Agreement and License with Aventis Pasteur to treat human cancers with G17DT and that the letter of intent to restructure the agreement expired as of March 31, 2003;

3.	On May 2, 2003, we reported under Item 5 that Patrick T. Mooney, MD, has joined our management team, reporting to the office of the Chief Executive Officer in the capacity of Chief Medical Officer.

4.	On May 21, 2003, we reported under Item 5 that the shareholders had approved at the 2003 annual meeting of shareholders the election of Messrs. Georges Hibon and Nicholas John Stathis, the amendment of our Certificate of Incorporation to increase the number of authorized shares of our common stock and preferred stock and the $20 million private placement of senior convertible notes and warrants;

5.	On June 5, 2003, we reported under Item 5 that the registration statement on Form S-3 filed by us on May 29, 2003 was declared effective by the Securities and Exchange Commission as of that date; and

6.	On June 13, 2003, we reported under Item 5 the issuance and sale of a senior convertible note and warrant for $5 million to an institutional investor.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

APHTON CORPORATION

Date: August 14, 2003	By:	/s/ PHILIP C. GEVAS
Philip C. Gevas
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ FREDERICK W. JACOBS
Frederick W. Jacobs
Vice President, Chief Financial Officer,
Treasurer and Chief Accounting Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.2	Certification by Philip C. Gevas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

31.2	Certification by Frederick W. Jacobs, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Philip C. Gevas , Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frederick W. Jacobs, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.