Form 10-Q
period 2003-09-30
APHTON CORP
filed 2003-11-14
CIK 840319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares outstanding	As of
Common Stock, $0.001 par value	28,707,257	November 13, 2003

APHTON CORPORATION

Part I - Financial Information

Item 1. Financial Statements

The interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of September 30, 2003 and December 31, 2002 and the results of our operations for the three and nine months ended September 30, 2003 and 2002; and our cash flows for the nine months ended September 30, 2003 and 2002. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K.

APHTON CORPORATION

Balance Sheets

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current Assets:
Cash and current investments:
Cash and short-term cash investments	$25,064,788	$7,824,182
Investment securities-trading	714,387	749,095

Total cash and current investments	25,779,175	8,573,277
Other assets (including current portion of unconditional supply commitment)	328,965	374,740

Total current assets	26,108,140	8,948,017
Equipment and improvements, at cost, net of accumulated depreciation and amortization	180,885	245,063
Unconditional supply commitment	6,797,900	6,797,900

Total assets	$33,086,925	$15,990,980

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Trade accounts payable	$3,659,896	$10,130,944
Amounts payable to Aventis	3,232,000	3,184,000
Other	977,843	1,001,672
Interest payable	547,500	—

Total current liabilities	8,417,239	14,316,616
Convertible debentures, net of discount of $17,182,707 as of September 30, 2003	5,817,293	3,000,000
Deferred revenue	10,000,000	10,000,000

Total liabilities	24,234,532	27,316,616

Commitments
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value - Authorized: 4,000,000 shares - Issued and outstanding: none	—	—
Common stock, $0.001 par value - Authorized: 60,000,000 shares Issued and outstanding: 28,621,639 shares at September 30, 2003 and 24,201,639 shares at December 31, 2002	28,622	24,202
Additional paid in capital	169,836,716	128,956,652
Purchase warrants	317,650	298,900
Accumulated deficit	(161,330,595)	(140,605,390)

Total stockholders’ equity (deficit)	8,852,393	(11,325,636)

Total liabilities and stockholders’ equity (deficit)	$33,086,925	$15,990,980

APHTON CORPORATION

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2003 and 2002

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue:	$—	$—	$—	$—

Costs and expenses:
General and administrative Research and development	709,487 5,537,669	657,405 10,180,407	1,988,456 16,542,202	1,611,332 29,182,312

Total costs and expenses	6,247,156	10,837,812	18,530,658	30,793,644

Loss from operations	(6,247,156)	(10,837,812)	(18,530,658)	(30,793,644)

Other income (expense):
Dividend and interest income	12,602	29,011	43,087	100,624
Interest expense including amortized discount	(1,431,017)	—	(2,285,140)	—
Unrealized gains (losses) from investments	15,576	(115,043)	47,506	(152,558)

Net loss	$(7,649,995)	$(10,923,844)	$(20,725,205)	$(30,845,578)

Per share data:
Basic and fully diluted loss per common share	$(0.30)	$(0.52)	$(0.83)	$(1.55)

Weighted average number of common shares outstanding	25,255,552	20,961,639	24,831,529	19,934,496

APHTON CORPORATION

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Cash paid to suppliers and employees	$(24,986,272)	$(28,928,147)

Net cash used in operating activities	(24,986,272)	(28,928,147)
Cash flows from investing activities:
Proceeds from maturity of held to maturity securities	—	1,999,024
Capital expenditures	(6,049)	(62,262)

Net cash (used in) provided by investing activities	(6,049)	1,936,762

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	22,297,927	32,066,754
Proceeds from convertible debentures	19,935,000	—

Net cash received from financing activities	42,232,927	32,066,754

Net increase in cash and short-term cash investments	17,240,606	5,075,369
Cash and short-term cash investments:
Beginning of period	7,824,182	3,176,717

End of period	$25,064,788	$8,252,086

Reconciliation of net loss to net cash used in operating activities
Net loss	$(20,725,205)	$(30,845,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,227	58,707
Amortization of discount on convertible debentures	1,487,600	—
Unrealized gain on investments	(47,506)	152,558
Non-cash employee compensation credit	47,506	(152,558)
Changes in -
Investment securities- trading	34,708	454,931
Other assets	45,775	185,661
Unconditional supply commitment	—	270,000
Current liabilities	(5,899,377)	948,132

Net cash used in operating activities:	$(24,986,272)	$(28,928,147)

Updated Notes to the Financial Statements (unaudited)

Comprehensive Loss

The net loss for the three and nine months ended September 30, 2003 and 2002 was the comprehensive loss for those periods.

Earnings (loss) per share

At September 30, 2003, shares of our common stock issuable upon the exercise of approximately 6.1 million warrants and options were excluded from the computation of net loss per share because their effect was anti-dilutive. At September 30, 2002, shares of our common stock issuable upon the exercise of approximately 3.7 million warrants and options were excluded from the computation of net loss per share because their effect was anti-dilutive.

Stock-Based Compensation

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25.

The following table summarizes our results as if we had recorded stock-based compensation expense for the nine months ended September 30, 2003 and 2002, based on the provisions of SFAS 123, as amended by SFAS 148:

	September 30, 2003	September 30, 2002
Net loss:
As reported	$(20,725,205)	$(30,845,578)
Compensation expense, net of tax	(429,378)	(212,346)

Pro forma	$(21,154,583)	$(31,057,924)

Basic loss per share:
As reported	$(0.83)	$(1.55)
Compensation expense, net of tax	(0.02)	(0.01)

Pro forma	$(0.85)	$(1.56)

Diluted loss per share:
As reported	$(0.83)	$(1.55)
Compensation expense, net of tax	(0.02)	(0.01)

Pro forma	$(0.85)	$(1.56)

September 2003 sale of common stock and warrants

On September 18, 2003, we sold units consisting of an aggregate of 3,920,000 shares of common stock and five-year warrants to purchase an aggregate of 980,000 shares of common stock to a group of accredited institutional investors for gross proceeds of $22.7 million. The units were sold to accredited investors in reliance upon Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The warrants are exercisable at any time on or after December 18, 2003 until September 18, 2008 at a price of $8.12 per share. The warrants are initially exercisable into 980,000 shares of our common stock. Each warrant includes customary anti-dilution provisions, without any price-based anti-dilution protection, and provides for cashless exercise in certain circumstances.

Convertible Debentures

As of September 30, 2003 we have outstanding $23.0 million in convertible debentures, up from $3.0 million as of December 31, 2002. There was a discount calculated against a value of the notes of $18.6 million, comprised of the beneficial conversion feature of $14.0 million and other discounts of $4.6 million on the notes and so the $23.0 million is shown as $5.8 million convertible debentures in the accompanying financial statements. Of this amount, $3.0 million is our Series A Convertible Debenture. Our Series A Convertible Debenture is a convertible, redeemable, five-year note that matures on December 19, 2007. The Series A Convertible Debenture bears interest at a rate of 11.0% per annum, payable annually. The debenture is convertible at the holder’s option at a conversion price equal to the average closing price of our common stock, as defined in the debenture, at the time of conversion. The Series A Convertible Debenture contains provisions that place a cap on the number of shares of our common stock issuable upon its conversion, such that the holder thereof shall not have the right to convert any portion of the Series A Convertible Debenture to the extent that after giving effect to such conversion the holders would beneficially own more than 19.99% of the number of shares of our common stock outstanding immediately prior to such conversion.

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

On September 18, 2003 we completed a $22.7 million private placement of common stock and warrants. Under the terms of the private placement, the Company sold units consisting of an aggregate of 3,920,000 shares of common stock and five-year warrants to purchase an aggregate of 980,000 shares of common stock to a group of accredited institutional investors for $22.7 million in gross proceeds.

On September 10, 2003 we announced the appointment of David H. Sachs, M.D. to Aphton’s Board of Directors. The addition of Dr. Sachs expanded Aphton’s Board of Directors from 5 to 6 members. Dr. Sachs is a member of the Institute of Medicine of the National Academy of Sciences, Director of the Transplantation Biology Research Center at Massachusetts General Hospital and is the first Paul S. Russell/Warner-Lambert Professor of Surgery (Immunology) at the Harvard Medical School. He graduated from Harvard College, Summa Cum Laude, with an A.B. in Chemistry, received a Diplome d’Etudes Superieures de Sciences in organic chemistry from the University of Paris the following year where he studied as a Fulbright fellow, and received an M.D., Magna Cum Laude, from Harvard Medical School.

On May 2, 2003 we announced that Patrick T. Mooney, MD, has joined our senior management team, reporting to the office of the Chief Executive Officer in the capacity of Chief Medical Officer. Dr. Mooney was most recently Vice President and Senior Biotechnology Analyst at Thomas Weisel Partners. Dr. Mooney works closely with our other senior management in finance, legal, business development and operations; including clinical trials and regulatory affairs, research, development and manufacturing.

We have retained our favorable royalty split, which is in excess of 50%, in our agreement with Aventis Pasteur for our anti-gastrin 17 immunogen (G17DT) for cancer indications for countries in North America and Europe. We are pursuing our primary objective of filing for approval to market G17DT for monotherapy for advanced pancreatic cancer patients in Canada, Australia and the European Union, as well as the US, if possible. The registration strategy for this was described in our Letter to Shareholders dated July 17, 2003, filed with the SEC on Form 8-K.

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

Aphton’s anti-gastrin targeted immunotherapy induces in patients antibodies that bind to both gastrin 17 and gly-gastrin and remove them from circulation before they can bind to the cancer cell and initiate cell growth. Gastrin 17 and gly-gastrin are believed to be central growth factors, or the initiating signals, for cell growth, cell proliferation and metastasis, or spread, in pancreatic, gastric (i.e. stomach), esophageal, colorectal and other gastrointestinal (GI) system cancers. This signaling cascade is triggered by gastrin binding to the large numbers of gastrin receptors which appear, de novo, in the great majority of cases, on tumor cell surfaces of the gastrointestinal system. Interrupting this process by immunizing the patient with Aphton’s anti-gastrin immunogen is specifically targeted immunotherapy. This specificity of targeting only cancer cells occurs because gastrin is not normally secreted and gastrin receptors are not normally found on cells in the GI system, unless they are malignant, or on the path to malignancy (except for cells involved with normal acid secretion).

Recent findings have shown that inhibiting gastrin inhibits cell growth, proliferation and metastasis, leading to programmed cell death (apoptosis). This tilts the balance, from cell growth, to cell suicide. Gastrin also stimulates the secretion and expression of other important growth factors and receptors within and on the surfaces of the cancer cells involved in tumor growth. Hence, inhibiting gastrin inhibits all of the foregoing factors that contribute to tumor growth and spread, resulting in tumor cell death.

Clinical Trials

The following is a description of our current clinical trial program. The first trial is a randomized, double blind placebo controlled phase III trial conducted outside of the United States for pancreatic cancer with our G17DT as a monotherapy. Positive trial results from the audited data were released publicly by Aphton on October 30, 2003, both in a news release and in a webcast. The voluminous documentation required for filing for drug approval in pancreatic cancer monotherapy, in accord with the registration strategy described above, is being prepared for submission. The second trial is a second phase III trial that has completed patient recruitment. This trial was conducted in the United States and foreign countries for advanced pancreatic cancer patients, with G17DT in combination with the chemotherapeutic gemcitabine. The third trial is a phase II clinical trial conducted in the United States and foreign countries, with G17DT in combination with the chemotherapeutics cisplatin and 5-FU, for advanced gastric cancer patients. Preliminary results from this ongoing trial were presented at the annual meeting of ASCO in Chicago on June 3, 2003, by J.R.Hecht, MD, clinical investigator from the UCLA Jonsson Comprehensive Cancer Center in Los Angeles, CA. The results from this trial were discussed in the public release of our Letter to Shareholders dated July 17, 2003. The data base is now being audited and compiled for final analysis and documentation. The fourth trial is a phase II trial in Europe with GnRH pharmaccine for prostate cancer patients, as part of our prostate cancer therapy development program.. The fifth trial was initiated, but we are not currently recruiting patients, pending funding for a phase II trial in Europe with G17DT for GERD, or “severe heart burn” patients. The sixth trial is a Phase I/II clinical trial for immuno-contraception. Funding has been released by the World Health Organization (WHO) for the manufacture of product for the trial, which process has been initiated. Patient recruitment is pending further release of funds by WHO to conduct the trial.

On July 8, 2003, we announced that the European Union had granted Orphan Drug status for Aphton’s anti-gastrin immunogen G17DT, also known as G17(9)DT, for treatment of both pancreatic cancer and gastric (stomach) cancer indications.

Results of Operations

Three months and nine months ended September 30, 2003 and 2002

General and administrative expenses for the three months ended September 30, 2003 were $709,487 compared to $657,405 for the three months ended September 30, 2002, an increase of 8%. General and administrative expenses for the nine months ended September 30, 2003 were $1,988,456 compared to $1,611,332 for the nine months ended September 30, 2002, an increase of 23%. The increase for both periods was primarily due to increased fund raising activities.

Research and development expenses for the three months ended September 30, 2003 were $5,537,669 compared to $10,180,407 for the three months ended September 30, 2002, a decrease of 46%. Research and development expenses for the nine months ended September 30, 2003 were $16,542,202 compared to $29,182,312 for the nine months ended September 30, 2002, a decrease of 43%. This decrease for both periods is primarily due to the completion of recruitment and final stages of our clinical trials. We do not accumulate cost information by major development product. Many costs are applicable to more than one product. We estimate that 95% of our research and development costs are spent on gastrointestinal and reproductive system cancers. There are no payment or penalty milestones associated with any of the projects, all of which are in Phase II or III clinical trials. We do not speculate on the timing of approvals by regulatory authorities.

Net loss for the three months ended September 30, 2003 was $7,649,995 compared to $10,923,844 for the three months ended September 30, 2002, a decrease of 30%. Net loss for the nine months ended September 30, 2003 was $20,725,205 compared to $30,845,578 for the nine months ended September 30, 2002, a decrease of 33%. The decrease in net loss is primarily a result of our lower research and development expenses, which was offset by an increase in our interest expense including amortized discount which was $1,431,017 for the three months ended September 30, 2003 and $2,285,140 for the nine months ended September 30, 2003 as compared to none for the three and nine months ended September 30, 2002. The interest expense including amortized discount was incurred in connection with the $20,000,000 senior convertible notes the Company issued this year and interest expense on the $3,000,000 convertible debenture issued last year. During this period we had no revenues.

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

On September 18, 2003, we sold units consisting of an aggregate of 3,920,000 shares of common stock and five-year warrants to purchase an aggregate of 980,000 shares of common stock to a group of accredited institutional investors for gross proceeds of $22.7 million. The warrants are exercisable at any time on or after December 18, 2003 until September 18, 2008 at a price of $8.12 per share. The warrants are initially exercisable into 980,000 shares of our common stock. Each warrant includes customary anti-dilution provisions, without any price-based anti-dilution protection, and provides for cashless exercise in certain circumstances.

As of September 30, 2003 we have outstanding $23.0 million in convertible debentures, up from $3.0 million as of December 31, 2002. There was a discount calculated against a value of the notes of $18.6 million, comprised of the beneficial conversion feature of $14 million and other discounts of $4.6 million on the notes. The remaining discount at September 30, 2003 is $17.2 million and so the $23.0 million is shown as $5.8 million of convertible debentures in the accompanying financial statements. Of this amount, $3.0 million is our Series A Convertible Debenture. Our Series A Convertible Debenture is a convertible, redeemable, five-year note that matures on December 19, 2007. The Series A Convertible Debenture bears interest at a rate of 11.0% per annum, payable annually. The debenture is convertible at the holder’s option at a conversion price equal to the average closing price of our common stock, as defined in the debenture, at the time of conversion. The Series A Convertible Debenture contains provisions that place a cap on the number of shares of our common stock issuable upon its conversion, such that the holder thereof shall not have the right to convert any portion of the Series A Convertible Debenture to the extent that after giving effect to such conversion the holder would beneficially own more than 19.99% of the number of shares of our common stock outstanding immediately prior to such conversion.

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

Cash flow used in operating activities decreased to $25.0 million for the nine months ended September 30, 2003 from $28.9 million for the nine months ended September 30, 2002, primarily due to the decrease in our accounts payable of $3.9 million and a decrease in our net loss for the period. Cash flow from investing activities decreased by $1.9 million for the nine months ended September 30, 2003 from $1.9 million for the nine months ended September 30, 2002. Cash flow from financing activities increased to $42.2 million for the nine months ended September 30, 2003 compared to $32.1 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, we received gross proceeds of approximately $20 million from the sale of the senior convertible notes and approximately 22.3 million from the sale of stock and warrants discussed above.

We believe that our existing capital resources, which consist primarily of cash and short-term cash investments, including the proceeds from the financing activities described in the preceding paragraphs, will enable us to maintain a range of operations and satisfy our periodic interest obligations into the first quarter of 2005.

Inflation

Inflation and changing prices have not had a significant effect on continuing operations and are not expected to have any material effect in the foreseeable future. Interest and other income were primarily derived from money-market accounts.

Effect Of Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 did not have an impact on the Company’s financial position, results of operations or cash flows.

On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after December 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities subsequent to January 31, 2003 and will therefore adopt FIN 46 for the period ending December 31, 2003. The Company is currently performing a comprehensive analysis of the impact of FIN 46, if any, on the Company’s financial position, results of operations or cash flows.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003. We believe that our most critical accounting policies include the use of estimates. The impact of these estimates on results of operations in 2003 and 2002 are not significant. Our management periodically reviews these policies and estimates, the effect of which is reflected as a component of net loss in the period in which the change is known. Such changes to these estimates have not been material to our results of operations during the three and nine months ended September 30, 2003.

Beneficial conversion feature:

The value of the beneficial conversion was based upon the intrinsic value of the number of shares that would be obtained upon conversion at the commitment date. The value of the beneficial conversion feature was recorded at the closing dates and is included in the discount on the convertible debenture and in additional paid in capital. Subsequent adjustments to the conversion price will result in the measurement of addition beneficial conversion and will be measured at that time.

Warrants:

The fair value of the warrants was determined using the Black-Scholes valuation model. This fair value is a discount on the convertible debentures and is amortized to interest expense over the life of the debentures under the effective interest method. As the underlying debt is converted, the pro-rata portion of the related discount related to the warrants will be expensed through interest expense.

Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing “forward-looking statements” may be found in the material set forth in the section entitled, “Management’s Discussion and Analysis” as well as in the quarterly report generally.

These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectations as to the adequacy of existing capital resources to maintain a range of operations and satisfy our periodic interest obligations through the first quarter of 2005;

•	our intention to expand our current strategic partnership alliances with respect to G17DT to treat human cancers in markets worldwide outside of North America and Europe, monoclonal antibody products to target gastrointestinal system cancers, worldwide and G17DT for non-cancer therapy, to treat gastroesophageal reflux disease (GERD) worldwide;

•	our estimates regarding the effects of inflation and changing prices on our continuing operations for the foreseeable future; and

•	our beliefs regarding the financial impact of certain accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks that are inherent in our financial instruments. Investment securities consist principally of debt securities issued by the US Treasury and other US Government agencies and corporations and investment in other securities, including mutual funds. Substantially all of our indebtedness currently consists of fixed rate debt. The following table presents the future principal payment obligations and interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of September 30, 2003 (in thousands):

	2003	2004	2005	2006	2007	There- after
Long-term debt:
Series A Convertible Debenture (11.0%)	—	—	—	—	$3,000	—
Senior Convertible Notes (6.0%)	—	—	—	—	—	$20,000

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2003. Based on such evaluation, such officers have concluded that, as of September 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

September 2003 sale of common stock and warrants

On September 18, 2003, we sold units consisting of an aggregate of 3,920,000 shares of common stock and five-year warrants to purchase an aggregate of 980,000 shares of common stock to a group of accredited institutional investors for gross proceeds of $22.7 million. The units were sold to accredited investors in reliance upon Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The warrants are exercisable at any time on or after December 18, 2003 until September 18, 2008 at a price of $8.12 per share. The warrants are initially exercisable into 980,000 shares of our common stock. Each warrant includes customary anti-dilution provisions, without any price-based anti-dilution protection, and provides for cashless exercise in certain circumstances.

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

Item 6. Exhibits and Report on Form 8-K.

(a) Exhibits

31.1	Certification by Philip C. Gevas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frederick W. Jacobs, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Philip C. Gevas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frederick W. Jacobs, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the three months ended September 30, 2003, we filed the following current reports on Form 8-K:

1.	On July 1, 2003, we furnished information under Items 7 and 9 regarding the filing of a registration statement.

2.	On July 8, 2003, we furnished information under Items 7 and 9 regarding the European Union’s grant of Orphan Drug status for Aphton’s anti-gastrin immunogen G17DT, also known as G17(9)DT, for treatment of both pancreatic cancer and gastric (stomach) cancer indications.

3.	On July 17, 2003, we furnished information under Items 7 and 9 regarding our periodic letter to shareholders.

4.	On July 18, 2003, we furnished information under Items 7 and 9 providing clarification to our periodic letter to shareholders dated July 17, 2003.

5.	On September 25, 2003, we furnished information under Items 7 and 9 regarding the completion of a $22.7 million private placement of common stock and warrants.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

APHTON CORPORATION

Date: November 14, 2003	By:	/s/ Philip C. Gevas
Philip C. Gevas Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Frederick W. Jacobs
Frederick W. Jacobs Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by Philip C. Gevas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

31.2	Certification by Frederick W. Jacobs, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Philip C. Gevas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frederick W. Jacobs, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.