Form 10-Q/A
period 2003-06-30
APHTON CORP
filed 2004-02-25
CIK 840319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

☒   Yes     ☐   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒   Yes     ☐   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares outstanding	As of
Common Stock, $0.001 par value	29,514,463	February 24, 2004

APHTON CORPORATION

Index

Amendment No. 1 to Form 10-Q amends and restates certain items of the Quarterly Report of Aphton Corporation (the “Company”) on Form 10-Q as previously filed for the three and six months ended June 30, 2003. The restatement of certain items of the Company’s previously filed Form 10-Q for the three and six months ended June 30, 2003 and 2002 is being made in order to (i) correct an application of certain accounting rules relating to our $20 million convertible notes financing in the 2nd quarter of 2003; and (ii) revise related disclosures. Changes related to these items have been made in the following items of the Form 10-Q:

Part I — Financial Information

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

APHTON CORPORATION
Balance Sheets

Assets	June 30, 2003	December 31, 2002

	(unaudited) Restated
Current Assets:
Cash and current investments:
Cash and short-term cash investments	$10,068,687	$7,824,182
Investment securities-trading	880,516	749,095

Total cash and current investments	10,949,203	8,573,277
Other assets (including current portion of unconditional supply commitment)	301,326	374,740

Total current assets	11,250,529	8,948,017
Equipment and improvements, at cost, net of accumulated depreciation and amortization	197,386	245,063
Unconditional supply commitment	6,797,900	6,797,900

Total assets	$18,245,815	$15,990,980

Liabilities and Stockholders’ Deficit
Liabilities:
Current liabilities:
Trade accounts payable	$3,703,773	$10,130,944
Amounts payable to Aventis	3,184,000	3,184,000
Other	1,135,516	1,001,673

Total current liabilities	8,023,289	14,316,616
Convertible debentures, net of discount of $12,723,508 as of June 30, 2003	10,276,492	3,000,000
Deferred revenue	10,000,000	10,000,000

Total liabilities	28,299,781	27,316,616

Commitments
Stockholders’ Deficit:
Preferred stock, $0.001 par value - Authorized: 4,000,000 shares - Issued and outstanding: none	—	—
Common stock, $0.001 par value - Authorized: 60,000,000 shares Issued and outstanding: 24,701,639 shares at June 30, 2003 and 24,201,639 shares at December 31, 2002	24,702	24,202
Additional paid in capital	142,950,159	128,956,652
Purchase warrants	317,650	298,900
Accumulated deficit	(153,346,477)	(140,605,390)

Total stockholders’ deficit	(10,053,966)	(11,325,636)

Total liabilities and stockholders’ deficit	$18,245,815	$15,990,980

APHTON CORPORATION
Statements of Operations (Unaudited)
For the three and six months ended June 30, 2003 and 2002

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	Restated		Restated
Revenue:	$—	$—	$—	$—

Costs and expenses:
General and administrative	698,507	564,495	1,278,969	953,927
Research and development	6,652,299	9,311,658	11,004,533	19,001,905

Total costs and expenses	7,350,806	9,876,153	12,283,502	19,955,832

Loss from operations	(7,350,806)	(9,876,153)	(12,283,502)	(19,955,832)

Other income (expense):
Dividend and interest income	16,775	49,325	30,485	71,613
Amortized discount and interest expense	(520,000)	—	(520,000)	—
Unrealized gains (losses) from investments	35,891	(7,870)	31,930	(37,515)

Net loss
Per share data:	$(7,818,140)	$(9,834,698)	$(12,741,087)	$(19,921,734)

Basic and fully diluted loss per common share	$(0.32)	$(0.49)	$(0.52)	$(1.03)

Weighted average number of common shares outstanding	24,701,639	20,101,639	24,618,306	19,420,924

APHTON CORPORATION
Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2003 and 2002

Cash flows from operating activities:	2003	2002

Cash paid to suppliers and employees	$(18,759,784)	$(21,176,416)

Net cash used in operating activities	(18,759,784)	(21,176,416)
Cash flows from investing activities:
Purchase of held to maturity securities	—	(1,311,203)
Proceeds from maturity of held to maturity securities	—	2,323,229
Capital expenditures	—	(16,490)

Net cash provided by investing activities	—	995,536

Cash flows from financing activities:
Sales of securities	1,069,289	27,652,154
Proceeds from convertible debentures	19,935,000	—

Net cash received from financing activities	21,004,289	27,652,154

Net increase in cash and short-term cash investments	2,244,505	7,471,274
Cash and short-term cash investments:
Beginning of period	7,824,182	3,176,717

End of period	$10,068,687	$10,647,991

Reconciliation of net loss to net cash used in operating activities
Net loss	$(12,741,087)	$(19,921,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,677	36,241
Amortization of discount on convertible debentures	220,000	—
Unrealized gains from investments	31,930	37,515
Non-cash employee compensation credit	(31,930)	(37,515)
Changes in -
Investment securities- trading	(131,421)	(1,892)
Other assets	138,394	133,867
Unconditional supply commitment	—	250,000
Current liabilities	(6,293,347)	(1,672,898)

Net cash used in operating activities:	$(18,759,784)	$(21,176,416)

Updated Notes to the Financial Statements

Restatement

The Company has restated its Consolidated Financial Statements for the three- and six-month periods ended June 30, 2003 to reflect a recalculation of the value of the beneficial conversion feature (BCF) attributable to the Company’s issuance of $20.0 million convertible debentures. The Company previously recorded a discount to the convertible notes, and a corresponding entry to additional paid in capital, in accordance with the Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” The beneficial conversion feature represents the non-detachable conversion feature that is in-the-money at the commitment date and is valued by allocating a portion of the proceeds from the issuance of the convertible debentures equal to the intrinsic value of that feature to additional paid-in-capital. Pursuant to the original calculation, the Company had previously recorded an unamortized discount of $18.1 million as of June 30, 2003 with respect to the two tranches of the convertible debentures the Company. However, it has recently come to the Company’s attention that the amount of the discount assigned to the BCF should have been limited to the amount of the proceeds allocated to the convertible instrument. As a result, the Company is restating the discount associated with the convertible debentures as of June 30, 2003 to reduce it by $5.3 million, which is an offset to the recorded amount of the convertible debentures. There is also a corresponding decrease in “Additional Paid in Capital” of $5.6 million, a decrease in “Accumulated Deficit” of $0.3 million and an increase in “Total Stockholders’ Deficit” of $5.3 million. Further, this restatement resulted in a change to the Company’s interest expense and net loss for the three- and six-month period ended June 30, 2003 to reduce the amounts previously reported by $0.3 million.

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

The following table summarizes our results as if we had recorded stock-based compensation expense for the six months ended June 30, 2003 and June 30, 2002, based on the provisions of SFAS 123, as amended by SFAS 148:

Net loss:	June 30, 2003	June 30, 2002
	Restated
As reported	$(12,741,087)	$(19,921,734)
Compensation expense, net of tax	(286,252)	(141,564)

Pro forma	$(13,027,339)	$(20,063,298)

Basic loss per share:
As reported	$(0.52)	$(1.03)
Compensation expense, net of tax	(0.01)	—

Pro forma	$(0.53)	$(1.03)

Diluted loss per share:
As reported	$(0.53)	$(1.03)
Compensation expense, net of tax	(0.01)	—

Pro forma	$(0.54)	$(1.03)

Convertible Debentures
 As of June 30, 2003 we had outstanding $23.0 million in face value of convertible debentures, up from $3.0 million as of December 31, 2002. There was an initial discount calculated against the value of the notes of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and other discounts of $4.6 million on the notes. The unamortized discount as of June 30, 2003 of $12.7 million is offset against the $23.0 million and is shown as $10.3 million of convertible debentures in the accompanying financial statements. Of this amount, $3.0 million is our Series A Convertible Debenture. Our Series A Convertible Debenture is a convertible, redeemable, five-year note that matures on December 19, 2007. The Series A Convertible Debenture bears interest at a rate of 11.0% per annum, payable annually. The debenture is convertible at the holder’s option at a conversion price equal to the average closing price of our common stock, as defined in the debenture, at the time of conversion. The Series A Convertible Debenture contains provisions that place a cap on the number of shares of our common stock issuable upon its conversion, such that the holder thereof shall not have the right to convert any portion of the Series A Convertible Debenture to the extent that after giving effect to such conversion the holders would beneficially own more than 19.99% of the number of shares of our common stock outstanding immediately prior to such conversion.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company has restated its Consolidated Financial Statements for the three- and six-month periods ended June 30, 2003 to reflect a recalculation of the value of the beneficial conversion feature (BCF) attributable to the Company’s issuance of $20.0 million convertible debentures. The Company previously recorded a discount to the convertible notes, and a corresponding entry to additional paid in capital, in accordance with the Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” The beneficial conversion feature represents the non-detachable conversion feature that is in-the-money at the commitment date and is valued by allocating a portion of the proceeds from the issuance of the convertible debentures equal to the intrinsic value of that feature to additional paid-in-capital. Pursuant to the original calculation, the Company had previously recorded an unamortized discount of $18.1 million as of June 30, 2003 with respect to the two tranches of the convertible debentures the Company. However, it has recently come to the Company’s attention that the amount of the discount assigned to the BCF should have been limited to the amount of the proceeds allocated to the convertible instrument. As a result, the Company is restating the discount associated with the convertible debentures as of June 30, 2003 to reduce it by $5.3 million, which is an offset to the recorded amount of the convertible debentures. There is also a corresponding decrease in “Additional Paid in Capital” of $5.6 million, a decrease in “Accumulated Deficit” of $0.3 million and an increase in “Total Stockholders’ Deficit” of $5.3 million. Further, this restatement resulted in a change to the Company’s interest expense and net loss for the three- and six-month period ended June 30, 2003 to reduce the amounts previously reported by $0.3 million.

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

Net loss for the three months ended June 30, 2003 was $7,818,140 compared to $9,834,698 for the three months ended June 30, 2002, a decrease of 21%. Net loss for the six months ended June 30, 2003 was $12,741,087 compared to $19,921,734 for the six months ended June 30, 2002, a decrease of 36%. The decrease in net loss is primarily a result of our lower research and development expenses, which was slightly offset by an increase in our amortized discount and interest expense which was $520,000 for the three and six months ended June 30, 2003 as compared to none for the three and six months ended June 30, 2002. The amortized discount and interest expense was incurred in connection with the $20,000,000 senior convertible notes the Company issued this year. During this period we had no revenues.

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

As of June 30, 2003 we had outstanding $23.0 million in face value of convertible debentures, up from $3.0 million as of December 31, 2002. There was an initial discount calculated against the value of the notes of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and other discounts of $4.6 million on the notes. The unamortized discount as of June 30, 2003 of $12.7 million is offset against the $23.0 million and is shown as $10.3 million of convertible debentures in the accompanying financial statements. Of this amount, $3.0 million is our Series A Convertible Debenture. Our Series A Convertible Debenture is a convertible, redeemable, five-year note that matures on December 19, 2007. The Series A Convertible Debenture bears interest at a rate of 11.0% per annum, payable annually. The debenture is convertible at the holder’s option at a conversion price equal to the average closing price of our common stock, as defined in the debenture, at the time of conversion. The Series A Convertible Debenture contains provisions that place a cap on the number of shares of our common stock issuable upon its conversion, such that the holder thereof shall not have the right to convert any portion of the Series A Convertible Debenture to the extent that after giving effect to such conversion the holder would beneficially own more than 19.99% of the number of shares of our common stock outstanding immediately prior to such conversion.

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

Cash flow used in operating activities decreased to $18.8 million for the six months ended June 30, 2003 from $21.2 million for the six months ended June 30, 2002, primarily due to the decrease in our net loss for the period. Cash flow from investing activities decreased to $0 for the six months ended June 30, 2003 from $1.0 million for the six months ended June 30, 2002. Cash flow from financing activities decreased to $21.0 million for the six months ended June 30, 2003 compared to $27.7 million for the six months ended June 30, 2002. During the six months ended June 30, 2003, we received gross proceeds of approximately $20 million from the sale of the senior convertible notes, discussed above.

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

APHTON CORPORATION

Date: February 25, 2004	By:	/s/ Patrick T. Mooney, M.D. Patrick T. Mooney, M.D. Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Frederick W. Jacobs Frederick W. Jacobs Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Frederick W. Jacobs, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frederick W. Jacobs, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.