Form 10-Q/A
period 2003-09-30
APHTON CORP
filed 2004-02-25
CIK 840319

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

APHTON CORPORATION

Index

Amendment No. 1 to Form 10-Q amends and restates certain items of the Quarterly Report of Aphton Corporation (the “Company”) on Form 10-Q as previously filed for the three and nine months ended September 30, 2003. The restatement of certain items of the Company’s previously filed Form 10-Q for the three and nine months ended September 30, 2003 and 2002 is being made in order to (i) correct an application of certain accounting rules relating to our $20 million convertible notes financing in the 2nd quarter of 2003; and (ii) revise related disclosures. Changes related to these items have been made in the following items of the Form 10-Q:

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

	(unaudited)
	Restated
Assets
Current Assets:
Cash and current investments:
Cash and short-term cash investments	$25,064,788	$7,824,182
Investment securities-trading	714,387	749,095

Total cash and current investments	25,779,175	8,573,277
Other assets (including current portion of unconditional supply commitment)	328,965	374,740

Total current assets	26,108,140	8,948,017
Equipment and improvements, at cost, net of accumulated depreciation and amortization	180,885	245,063
Unconditional supply commitment	6,797,900	6,797,900

Total assets	$33,086,925	$15,990,980

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Trade accounts payable	$3,659,896	$10,130,944
Amounts payable to Aventis	3,232,000	3,184,000
Other	977,843	1,001,672
Interest payable	547,500	—

Total current liabilities	8,417,239	14,316,616
Convertible debentures, net of discount of $12,499,508 as of September 30, 2003	10,500,492	3,000,000
Deferred revenue	10,000,000	10,000,000

Total liabilities	28,917,731	27,316,616

Commitments
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value - Authorized: 4,000,000 shares - Issued and outstanding: none	—	—
Common stock, $0.001 par value - Authorized: 60,000,000 shares Issued and outstanding: 28,621,639 shares at September 30, 2003 and 24,201,639 shares at December 31, 2002	28,622	24,202
Additional paid in capital	164,174,877	128,956,652
Purchase warrants	317,650	298,900
Accumulated deficit	(160,351,955)	(140,605,390)

Total stockholders’ equity (deficit)	4,169,194	(11,325,636)

Total liabilities and stockholders’ equity (deficit)	$33,086,925	$15,990,980

APHTON CORPORATION
Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2003 and 2002

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	Restated		Restated
Revenue:	$—	$—	$—	$—

Costs and expenses:
General and administrative	709,487	657,405	1,988,456	1,611,332
Research and development	5,537,669	10,180,407	16,542,202	29,182,312

Total costs and expenses	6,247,156	10,837,812	18,530,658	30,793,644

Loss from operations	(6,247,156)	(10,837,812)	(18,530,658)	(30,793,644)

Other income (expense):
Dividend and interest income	12,602	29,011	43,087	100,624
Interest expense including amortized discount	(786,500)	—	(1,306,500)	—
Unrealized gains (losses) from investments	15,576	(115,043)	47,506	(152,558)

Net loss	$(7,005,478)	$(10,923,844)	$(19,746,565)	$(30,845,578)

Per share data:
Basic and fully diluted loss per common share	$(0.28)	$(0.52)	$(0.80)	$(1.55)

Weighted average number of common shares outstanding	25,255,552	20,961,639	24,831,529	19,934,496

APHTON CORPORATION
Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2003 and 2002

	2003	2002

	Restated
Cash flows from operating activities:
Cash paid to suppliers and employees	$(24,986,272)	$(28,928,147)

Net cash used in operating activities	(24,986,272)	(28,928,147)
Cash flows from investing activities:
Proceeds from maturity of held to maturity securities	—	1,999,024
Capital expenditures	(6,049)	(62,262)

Net cash (used in) provided by investing activities	(6,049)	1,936,762

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	22,297,927	32,066,754
Proceeds from convertible debentures	19,935,000	—

Net cash received from financing activities	42,232,927	32,066,754

Net increase in cash and short-term cash investments	17,240,606	5,075,369
Cash and short-term cash investments:
Beginning of period	7,824,182	3,176,717

End of period	$25,064,788	$8,252,086

Reconciliation of net loss to net cash used in operating activities
Net loss	$(19,746,565)	$(30,845,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,227	58,707
Amortization of discount on convertible debentures	508,960	—
Unrealized gain on investments	(47,506)	152,558
Non-cash employee compensation credit	47,506	(152,558)
Changes in -
Investment securities- trading	34,708	454,931
Other assets	45,775	185,661
Unconditional supply commitment	—	270,000
Current liabilities	(5,899,377)	948,132

Net cash used in operating activities:	$(24,986,272)	$(28,928,147)

Updated Notes to the Financial Statements (unaudited)

Restatement

The Company has restated its Consolidated Financial Statements for the three- and nine-month periods ended September 30, 2003 to reflect a recalculation of the value of the beneficial conversion feature (BCF) attributable to the Company’s issuance of $20.0 million convertible debentures. The Company previously recorded a discount to the convertible notes, and a corresponding entry to additional paid in capital, in accordance with the Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” The beneficial conversion feature represents the non-detachable conversion feature that is in-the-money at the commitment date and is valued by allocating a portion of the proceeds from the issuance of the convertible debentures equal to the intrinsic value of that feature to additional paid-in-capital. Pursuant to the original calculation, the Company had previously recorded a discount of $18.1 million, as of June 30, 2003, with respect to the two tranches of the convertible debentures. However, it has recently come to the Company’s attention that the amount of the discount assigned to the BCF should have been limited to the amount of the proceeds allocated to the convertible instrument. As a result, the Company is restating the discount associated with the convertible debentures by $4.7 million to reduce the amount recorded as of September 30, 2003. Consequently, as of September 30, 2003, there is an adjustment to reduce the unamortized discount, which is an offset to the recorded amount of the convertible debentures, with a corresponding decrease in “Additional Paid in Capital” of $5.7 million, a decrease in “Accumulated Deficit” of $1.0 million and a reduction in “Total Stockholders’ Equity” of $4.7 million. Further, the correction of this error resulted in a restatement of the Company’s interest expense and net loss for the three- and nine-month period ended September 30, 2003 to reduce the amounts previously reported by $0.6 million and $1.0 million.

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

The following table summarizes our results as if we had recorded stock-based compensation expense for the nine months ended September 30, 2003 and 2002, based on the provisions of SFAS 123, as amended by SFAS 148:

Net loss:	September 30, 2003	September 30, 2002

	Restated

As reported	$(19,746,565)	$(30,845,578)
Compensation expense, net of tax	(429,378)	(212,346)

Pro forma	$(20,175,943)	$(31,057,924)

Basic loss per share:
As reported	$(0.80)	$(1.55)
Compensation expense, net of tax	(0.02)	(0.01)

Pro forma	$(0.82)	$(1.56)

Diluted loss per share:
As reported	$(0.80)	$(1.55)
Compensation expense, net of tax	(0.02)	(0.01)

Pro forma	$(0.82)	$(1.56)

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

Convertible Debentures

As of September 30, 2003 we have outstanding $23.0 million in convertible debentures, up from $3.0 million as of December 31, 2002. There was an initial discount calculated against the value of the notes of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and other discounts of $4.6 million on the notes. The unamortized discount as of September 30, 2003 is $12.5 million, which is offset against the $23.0 million and is shown as $10.5 million of convertible debentures in the accompanying financial statements. Of this amount, $3.0 million is our Series A Convertible Debenture. Our Series A Convertible Debenture is a convertible, redeemable, five-year note that matures on December 19, 2007. The Series A Convertible Debenture bears interest at a rate of 11.0% per annum, payable annually. The debenture is convertible at the holder’s option at a conversion price equal to the average closing price of our common stock, as defined in the debenture, at the time of conversion. The Series A Convertible Debenture contains provisions that place a cap on the number of shares of our common stock issuable upon its conversion, such that the holder thereof shall not have the right to convert any portion of the Series A Convertible Debenture to the extent that after giving effect to such conversion the holders would beneficially own more than 19.99% of the number of shares of our common stock outstanding immediately prior to such conversion.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company has restated its Consolidated Financial Statements for the three- and nine-month periods ended September 30, 2003 to reflect a recalculation of the value of the beneficial conversion feature (BCF) attributable to the Company’s issuance of $20.0 million convertible debentures. The Company previously recorded a discount to the convertible notes, and a corresponding entry to additional paid in capital, in accordance with the Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” The beneficial conversion feature represents the non-detachable conversion feature that is in-the-money at the commitment date and is valued by allocating a portion of the proceeds from the issuance of the convertible debentures equal to the intrinsic value of that feature to additional paid in capital. Pursuant to the original calculation, the Company had previously recorded a discount of $18.1 million, as of June 30, 2003, with respect to the two tranches of the convertible debentures. However, it has recently come to the Company’s attention that the amount of the discount assigned to the BCF should have been limited to the amount of the proceeds allocated to the convertible instrument. As a result, the Company is restating the discount associated with the convertible debentures by $4.7 million to reduce the amount recorded as of September 30, 2003. Consequently, as of September 30, 2003, there is an adjustment to reduce the unamortized discount, which is an offset to the recorded amount of the convertible debentures, with a corresponding decrease in “Additional Paid in Capital” of $5.7 million, a decrease in “Accumulated Deficit” of $1.0 million and a reduction in “Total Stockholders’ Equity” of $4.7 million. Further, the correction of this error resulted in a restatement of the Company’s interest expense and net loss for the three- and nine-month period ended September 30, 2003 to reduce the amounts previously reported by $0.6 million and $1.0 million.

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

Net loss for the three months ended September 30, 2003 was $7,005,478 compared to $10,923,844 for the three months ended September 30, 2002, a decrease of 36%. Net loss for the nine months ended September 30, 2003 was $19,746,565 compared to $30,845,578 for the nine months ended September 30, 2002, a decrease of 36%. The decrease in net loss is primarily a result of our lower research and development expenses, which was offset by an increase in our interest expense including amortized discount which was $786,500 for the three months ended September 30, 2003 and $1,306,500 for the nine months ended September 30, 2003 as compared to none for the three and nine months ended September 30, 2002. The interest expense including amortized discount was incurred in connection with the $20,000,000 senior convertible notes the Company issued this year and interest expense on the $3,000,000 convertible debenture issued last year. During this period we had no revenues.

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

As of September 30, 2003 we have outstanding $23.0 million in convertible debentures, up from $3.0 million as of December 31, 2002. There was an initial discount calculated against the value of the notes of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and other discounts of $4.6 million on the notes. The unamortized discount as of September 30, 2003 is $12.5 million, which is offset against the $23.0 million and is shown as $10.5 million of convertible debentures in the accompanying financial statements. Of this amount, $3.0 million is our Series A Convertible Debenture. Our Series A Convertible Debenture is a convertible, redeemable, five-year note that matures on December 19, 2007. The Series A Convertible Debenture bears interest at a rate of 11.0% per annum, payable annually. The debenture is convertible at the holder’s option at a conversion price equal to the average closing price of our common stock, as defined in the debenture, at the time of conversion. The Series A Convertible Debenture contains provisions that place a cap on the number of shares of our common stock issuable upon its conversion, such that the holder thereof shall not have the right to convert any portion of the Series A Convertible Debenture to the extent that after giving effect to such conversion the holders would beneficially own more than 19.99% of the number of shares of our common stock outstanding immediately prior to such conversion.

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