Form 10-K
period 2003-12-31
APHTON CORP
filed 2004-03-15
CIK 840319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-19122

APHTON CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	95-3640931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
80 S.W. Eighth Street, Miami, FL	33130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(305) 374-7338

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $122.7 million as of June 30, 2003.

The number of shares outstanding of the Registrant’s common stock (as of March 9, 2004): 37,564,463 shares

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2004 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2003, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

We are a biopharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of cancer and gastrointestinal disease. Our research and development efforts are based on our proprietary active immunization and monoclonal antibody technologies. Our technologies are based on key discoveries made by us as well as our deep understanding of the central role of gastrin, a naturally occurring hormone, and gastrin receptors. It is well documented in scientific literature that gastrin and gastrin receptors are critical to the onset, development, growth and spread of adenocarcinomas of the gastrointestinal system, including those found in the esophagus, stomach, pancreas, liver and throughout the colon and rectum.

Our lead product candidate is an immunotherapeutic called G17DT. We have completed one Phase III clinical trial and we are in a second Phase III clinical trial for the treatment of pancreatic cancer with G17DT. We also recently completed testing of G17DT in one Phase II clinical trial for the treatment of gastric cancer and one Phase II clinical trial for the treatment of colorectal cancer. On October 30, 2003, we announced positive results from our Phase III randomized, double-blinded, placebo-controlled clinical trial of G17DT as monotherapy in patients with pancreatic cancer. Treatment with G17DT resulted in a median survival of 151 days, compared with 83 days for patients treated with placebo. We have generated additional positive data in multiple human clinical trials using G17DT. In our studies to date, virtually no systemic toxicity has been observed. By comparison, currently approved drugs for the treatment of gastric, pancreatic and colorectal cancers have significant side effects. We believe that our human data and the safety profile of G17DT support the broad applicability and corresponding commercial potential for this therapy in gastrointestinal cancer.

Our Business Strategy

The principal elements of our strategy are to:

Develop and successfully commercialize G17DT

We are seeking to develop and globally commercialize G17DT for pancreatic cancer, gastric cancer, colorectal cancer and other indications. We believe that clinical trial data suggest G17DT may be an effective and safe treatment. Accordingly, we anticipate continuing to make focused investments in G17DT.

License G17DT in non-Aventis territories and indications

We intend to license, in return for royalties, up-front fees and milestone payments: 1) G17DT to treat human cancers in markets worldwide outside of North America and Europe, especially in Japan, with a focus there on gastric cancer therapy and 2) G17DT for non-cancer therapy, to treat GERD, worldwide.

Build a diverse portfolio of gastrointestinal and oncology candidates

In addition to our internal drug discovery efforts, we intend to expand our product candidate pipeline by identifying, evaluating and acquiring rights to potential products and technologies developed by third parties that we believe fit within our overall pipeline strategy. We intend to in-license or acquire complementary products or technologies that target gastrointestinal and oncological indications. We also intend to continue to explore strategic partnerships and acquisitions that will facilitate our development or commercialization efforts.

Advance our strong portfolio of in-house product candidates

We have a strong pipeline of product candidates in various stages of preclinical development, including monoclonal antibodies. We plan to further develop these product candidates through a combination of internal efforts and collaborations. We plan on entering into corporate collaborations and securing additional academic partners to assist us. We believe this strategy increases the likelihood that we will successfully develop commercially viable pharmaceutical products.

Leverage our core competencies

We believe that we have significant expertise in active immunization technology and monoclonal antibody technology, which we have used to establish a strong platform in gastrin-related diseases. We intend to leverage our competencies toward the goal of registering and commercializing G17DT for the treatment of these diseases.

Gastrointestinal Cancer Market Overview

Pancreatic Cancer

The American Cancer Society (ACS) estimates there will be approximately 32,000 new cases of pancreatic cancer in the U.S. in 2004. In addition, it is estimated that approximately 83,000 new cases of pancreatic cancer will be diagnosed in the seven major markets, including the U.S., Japan, France, Germany, Italy, Spain and the United Kingdom, in 2004. The prognosis for most of these patients is very poor. At the time of diagnosis, the great majority of patients have the disease in its advanced stages, which is considered incurable, and the patients have a very short survival time. Surgery, when possible, and chemotherapy are the primary treatment options currently available, but have shown only very limited benefit. In fact, the ACS estimates that there is an almost equal number of deaths from pancreatic cancer as new cases, which makes this disease the fourth largest cause of cancer mortality in the U.S.

Gastric Cancer

According to the ACS, there will be approximately 37,000 new cases of esophageal and gastric cancer, with approximately 25,000 deaths in the U.S. projected from these cancers in 2004. Furthermore, according to Globocan 2000, there are an estimated 620,000 patients with gastric cancer in the United States, Europe and Japan alone. The prognosis for the overwhelming majority of these patients is very poor. Patients diagnosed with metastatic disease have five-year survival rates of only about three percent. Currently, surgery and chemotherapy are the primary treatment options, but these regimens have shown only very limited benefit.

Other Gastrointestinal Cancers

The ACS also estimates that there will be approximately 166,000 new cases of liver and colorectal cancer, with approximately 71,000 deaths in the U.S. projected from these cancers in 2004.

Basis of Approach

Aphton’s primary approach for the treatment of major diseases such as cancer has been to employ (anti) “hormone therapy.” Aphton’s hormone therapy involves neutralizing, or blocking, targeted hormones which play a critical role in diseases of the gastrointestinal and reproduction systems. Aphton has selected the strategy of hormone therapy because hormone therapy has proved over decades to be efficacious in the treatment of major diseases, both malignant and non-malignant. Well-documented examples of the efficacy of hormone therapy in humans are blocking histamine (Zantac, Tagamet), to reduce stomach acid. These hormone therapies treat GERD, ulcerations of the esophagus and peptic ulcers. Additional examples of hormone therapy include blocking estrogen (Tamoxifen), for breast cancer therapy and blocking the production of testosterone (Lupron, Zoladex) for prostate cancer therapy.

Anti-Gastrin Therapy

Scientific Basis for Anti-Gastrin Therapy

Our primary approach for the treatment of gastrointestinal cancers is to eliminate or significantly reduce levels of gastrin. In the normal physiological state, the gastrin family of hormones regulates the secretion of acid in the stomach, which aids in digestion. However, it is well documented in scientific literature that gastrin 17 is a central growth factor, or initiating signal, for cell growth, cell proliferation and metastasis, or spread, in pancreatic, gastric, colorectal and other gastrointestinal cancers. The signaling cascade is triggered by gastrin binding to the large numbers of gastrin receptors which appear, de novo, in the great majority of cases, on tumor cell surfaces of gastrointestinal cancers.

We have shown that neutralizing gastrin 17 inhibits cell growth, proliferation and metastasis, leading to programmed cell death (apoptosis) and reduction of tumor growth. Consequently, by inhibiting gastrin, our product G17DT is designed to reduce tumor growth and extend survival rates of patients with gastrointestinal cancers. In addition, G17DT neutralizes glycine-extended gastrin 17, a mutant form of gastrin that is produced by tumor cells, which has been shown to further fuel the growth of gastrointestinal cancers.

Based on our studies, we believe that both gastrin 17 (G-17) and the precursor gly-G-17 are able to induce specific growth responses that lead to the branching and tubular networks characteristic of angiogenesis, in a human endothelial cell system (cells responsible for the development of new blood vasculature). These studies, for which Aphton collaborators were given The Blue Ribbon Award by the 2000 American Gastroenterological Association (AGA) Meeting, showed that the angiogenic stimulus in this cell system was equal in magnitude to that caused by VEGF, which has received much attention in the scientific and drug development literature. Furthermore, the studies showed that neutralization of G-17 and gly-G-17 by Aphton’s anti-G17DT caused a strong and significant reversal of (angiogenic) effects confirming their specificity of action. The studies also demonstrated in these angiogenic cells, at both the molecular and protein level, that CCK-2, or gastrin, receptor was expressed, and that gastrin/CCK-2R in these blood vessel forming cells was of the type that had 3 times increased affinity for gly-gastrin than for G-17 (amidated) gastrin, which is characteristic of the receptors found in metastatic tumors. It was concluded that these studies presented evidence for an angiogenic role for gastrin, in addition to its widely acknowledged role as a growth factor for GI-cancer cells and its spread.

Subsequent studies, which have been conducted by Aphton scientists and collaborators, have investigated the mechanism of action by which an Aphton monoclonal antibody (Mab) targeted against the receptor to which G-17 binds, called the CCKB/Gastrin receptor, is taken up by a liver tumor cell, enters the cell nucleus and results in cell death. Five liver cancer (hepatoma) cell lines, both human and animal, were studied. The results showed that in all five cell lines, uptake of the (Aphton) labeled anti-CCK-BR antibody was correlated with apoptosis. The study concluded that a direct relationship between the uptake of the antibody and cell death by apoptosis existed. This observation has important implications in the treatment of CCK-BR positive tumors including hepatomas where there are limited therapeutic options. A third study presented findings on the varying structure of the receptors for gastrin 17 and gly-gastrin 17 during the progression of malignancy; and a fourth study investigated the effect of Aphton’s anti-gastrin immunogen (G17DT) on human pancreatic cancer cells, concluding that gastrin inhibition increases the potency of the cytotoxic agent Gemcitabine in pancreatic cancer.

In June 2001, scientists in collaboration with Aphton published a peer-reviewed article with the new findings that the genes for both the gastrointestinal hormone gastrin and its receptor are “switched on” at the earliest stages of pre-malignancy in stomach cells, helping to fuel their progression to cancer. The article entitled: “Expression of Gastrin in Developing gastric Adenocarcinoma” appeared in the issue of British Journal of Surgery, 2001 Volume 88.

Our Product - G17DT

G17DT consists of a synthetic gastrin-like peptide, which is linked to diphtheria toxoid (DT). DT contains the structures (epitopes) that generate an immune response in the patient. When patients are injected with G17DT it causes them to create antibodies that bind to both gastrin 17 and gly-gastrin and remove them from circulation before they can bind to the cancer cells and initiate the signals that cause cancer cell growth and metastasis.

G17DT is placed in a slow-release suspension, or delivery vehicle. This combination is designed to achieve four objectives: 1) a high antibody response; 2) a durable antibody response; 3) limited systemic toxicity; and 4) long-term stability, or shelf-life. In our clinical trials, G17DT is administered by injection, with booster shots at approximately three to six-month intervals.

G17DT Clinical Trials

We currently have, in various stages, clinical trials testing G17DT in the treatment of various gastrointestinal cancers and non-cancer diseases. Given G17DT’s safety profile and mechanism of action, we believe this therapy could be used as a monotherapy or in combination with chemotherapy to treat various gastrointestinal cancers. Our clinical trials are investigating G17DT in both settings.

Pancreatic Cancer Clinical Trials

We have completed one and initiated a second randomized, controlled clinical trial in patients with advanced pancreatic cancer. On October 30, 2003, we announced positive results from our Phase III randomized, double-blinded, placebo-controlled clinical trial of G17DT as monotherapy in patients with pancreatic cancer. The Phase III trial enrolled a total of 154 treatment-naive patients with advanced pancreatic cancer from 22 sites in Europe. Patients were randomly assigned to one of two arms - one arm received G17DT alone, the other arm received placebo. Results from this clinical trial indicate that G17DT prolongs the expected survival of patients with pancreatic cancer. Specifically, treatment with G17DT in patients who had documented pancreatic cancer resulted in a median survival of 151 days, compared with 83 days for patients treated with placebo (p=0.030, log rank). Importantly, patients who generated anti-G17 antibodies (G17 responders) lived significantly longer than patients who did not generate anti-G17 antibodies (G17 non-responders) or patients who received placebo. Analysis of the results showed that G17 responders had a median survival of 176 days compared to 63 days for G17 non-responders and to 83 days for the placebo group.

Additionally, results from this clinical trial indicate that treatment with G17DT is safe and well tolerated. We believe the results from this trial demonstrate that G17DT could potentially provide a safe and effective alternative for the significant number of patients worldwide that have pancreatic cancer and who either cannot tolerate or refuse to take chemotherapy.

We are currently conducting a second Phase III clinical trial for advanced pancreatic cancer patients. The trial is a randomized double-blinded, clinical trial in the U.S. and foreign countries. Patients are being randomly assigned to one of two arms – one arm is receiving G17DT in combination with the chemotherapeutic gemcitabine, the other arm is receiving gemcitabine plus placebo. Gemcitabine is the standard of care for patients with metastatic pancreatic cancer. The trial has enrolled approximately 400 patients with a primary endpoint of overall survival. Data from this trial is expected in the second half of 2004. If the results from this clinical trial are favorable we believe that we could use both pancreatic cancer studies in seeking approval of G17DT for the treatment of patients with pancreatic cancer.

Gastric Cancer Clinical Trial

We have conducted one Phase II single-arm clinical trial with G17DT in combination with the chemotherapeutics cisplatin and 5-FU, in patients with advanced gastric cancer. On February 5, 2004, we announced positive results from this clinical trial. The clinical trial enrolled a total of 103 chemotherapy-naive patients with advanced gastric cancer from 42 sites in the U.S. and Europe. Patients received G17DT in combination with cisplatin and 5-FU. The median survival for all patients treated with the drug combination was 9.1 months. Specifically, G17 responders had a median survival of 10.3 months compared with 3.3 months for the G17 non-responders. Additionally, data from this clinical trial indicates that G17DT is safe and well tolerated. We believe the results from this trial demonstrate that G17DT could provide a safe and effective addition to the standard of care, cisplatin and 5-FU, for patients with gastric cancer.

GERD

We are also developing our anti-Gastrin immunogen approach for the treatment of gastroesophageal reflux disease (GERD), also known as “severe heartburn.” GERD affects more than 20% of the adult population. Prescription drugs to treat this problem have annual revenues of over $13 billion. We believe that our therapy for GERD could obviate major risks associated with current therapies while still providing their benefits, as well as providing more symptomatic relief, in this symptom-driven disease. Current therapies are largely inadequate in terms of symptomatic relief in approximately 50% of the patients. In Europe, we initiated a Phase II trial with G17DT for gastroesophageal reflux disease (GERD), or “severe heart burn” patients. However, we are not currently recruiting patients, pending funding.

Other Clinical Trials

We have concluded a Phase II clinical trial with G17DT in combination with the chemotherapeutic irinotecan in patients with irinotecan-refractory colorectal cancer. We are no longer recruiting patients for this trial but are collecting and analyzing the data, which we expect to release in the second half of 2004.

Strategic Alliances

Aventis Pasteur

In February 1997, we entered into a strategic alliance with Aventis Pasteur, a leader in medical science and research and the world’s largest vaccine manufacturer and marketer, for all human cancer applications of our anti-gastrin immunogen product including stomach, colorectal, liver and pancreatic cancer applications. Under the terms of the twenty-year Co-Promotion Agreement and License, we are responsible for product development, clinical trials and regulatory approvals. Aventis Pasteur was granted an exclusive license to promote, market, distribute and sell the anti-gastrin immunogen product in the United States, Canada, Europe (including the Commonwealth of Independent States countries) and Mexico, subject to our right to co-promote the product either independently or in collaboration with Aventis Pasteur.

As part of this alliance, but independent of our Co-Promotion Agreement and License, we entered into a stand-alone long-term supply agreement with Aventis Pasteur providing for the supply of supply of Diphtheria Toxoid and/or Tetanus Toxoid, a key material used in the development and manufacture of several of our therapeutic vaccines, including G17DT. If, and when, our anti-gastrin product is approved for sale, Aventis would be responsible for funding and conducting the promotion, advertising, marketing, distribution and sales of this product in North American and Europe. Under the terms of the agreement, we received upfront consideration aggregating $10 million, including $1 million cash and a supply commitment (of Diphtheria Toxoid and/or Tetanus Toxoid suitable for human use) of $9 million. In addition, Aventis will pay us based on a profit sharing schedule tied to the amount of net sales and net profits whereby we would receive a royalty at all times in excess of 50% of the net profit resulting from such sales. The $10 million upfront consideration has been classified as a license payment and has been deferred and will be recognized for financial statement (accounting) purposes as revenue within the twenty-year period of the agreement. The revenue recognition will begin once regulatory agency approval to market the product has been received and will be recognized ratably over the remaining period of the contract, which ends February 13, 2017.

Either party may terminate the agreement for, among other things, uncured material breach or certain events of bankruptcy or insolvency. Aventis Pasteur has the right to terminate the agreement, following completion of Phase III clinical trials in the event that it determines that for safety and efficacy reasons it does not wish to co-promote, market or sell the product. In the event that the agreement is terminated due to a material breach by Aventis Pasteur, all rights of Aventis Pasteur granted by the agreement will be terminated. However, Aventis Pasteur’s obligations with regard to the $10 million upfront consideration, both the cash and our rights to the full $9 million in unconditional supply commitment, survive termination of the agreement. There is no provision under the agreement for the unconditional supply commitment to be satisfied by Aventis Pasteur with a cash payment. In the event that the agreement is terminated due to a material breach by us, we will, among other things, grant Aventis Pasteur a co-exclusive license, under our patents and know-how in North America and Europe and the product trademarks, to make and sell the anti-gastrin immunogen product in exchange for royalty payments to the other party at a royalty rate based on a percentage of net sales.

GlaxoSmithKline

In June 1998, we signed a collaboration and license agreement with GlaxoSmithKline, granting it exclusive rights worldwide to our GnRH-related patents and proprietary technology. The agreement covers the diagnosis, treatment and prevention of gonadotropin, gonadal steroid hormone and GnRH-related cancers and other diseases in humans. Human cancer indications contemplated under the agreement include prostate, breast, ovarian and endometrial cancer. Additional medical indications include endometriosis, polycystic ovaries, uterine fibroids, contraception, infertility and precocious puberty.

Under terms of the agreement, we are collaborating with GlaxoSmithKline in a joint product development program, with GlaxoSmithKline responsible for worldwide marketing and distribution of approved products. Under the agreement as amended, we are responsible for the initial cost of product development prior to the acceptance of a product by both parties. Our product development work is reviewed on an ongoing basis with GlaxoSmithKline and after the acceptance of a product by both parties for development, GlaxoSmithKline is responsible for the funding of the development costs of the accepted product, clinical trials and approvals for worldwide marketing and distribution up to an agreed amount. We believe that this product could be accepted in 2004, although there can be no assurance that we will achieve our goal.

As part of the agreement, GlaxoSmithKline made an equity investment in 1998 of $5,000,000 for 237,867 shares of newly issued Aphton common stock. Either party may terminate the agreement for, among other things, uncured material breach or certain events of bankruptcy or insolvency. Under the agreement as amended, if the product has not been formally accepted by both parties, either party may terminate the agreement in 2004. Once the product has been accepted for further development, GlaxoSmithKline may only terminate the agreement for safety, efficacy or economical reasons and Aphton may terminate for the reasons stated above. During the term of the agreement, GlaxoSmithKline will have full access to all matters encompassed within our patents and know-how relating to the product. Upon termination or expiration of the agreement, GlaxoSmithKline will cease to have the right to use or sell the product, and all registrations and intellectual property rights in the product will be fully transferred to us. Until the agreement is terminated or otherwise expires, any invention or discovery made jointly by GlaxoSmithKline and us during the development program will be jointly owned, and the product trademarks and any intellectual property developed by GlaxoSmithKline will be owned by them.

Clinical Research Organizations

We contract with several clinical research organizations, or CROs, for a variety of services based on our needs from time to time which may include nonclinical studies, chemistry, manufacturing and controls, IND preparation, clinical trial preparation, clinical trial conduct, data management, statistics, clinical study reports, technology/development plans, regulatory, project coordination, software development, intellectual property ventures and business development.

Supply and Manufacturing

We rely on third parties to supply us with the various components of G17DT Immunogen and to manufacture G17DT Immunogen for our preclinical and clinical trials. Currently, we contract with various suppliers for (i) the synthetic gastrin-like peptide, (ii) Diphtheria Toxoid and/or Tetanus Toxoid, and (iii) the components of our emulsion delivery vehicle. We then contract with a third party to manufacture the final G17DT product, a sterile, injectable dosage of G17DT. Under our agreement with Aventis Pasteur, once G17DT Immunogen is approved for marketing, Aventis Pasteur will commercialize the product. We believe we have good relationships with our suppliers and manufacturer and that our current arrangements with them are suitable for our operations. Additionally, we believe that if any of the suppliers were to cease supplying us with any of the components of G17DT Immunogen, we would be able to find an alternative source for such component and marketing site.

Intellectual Property

INTELLECTUAL PROPERTY

We devote significant resources to protecting and expanding our intellectual property portfolio. We seek to protect our core technologies through a combination of patents, trade secrets, and know-how. As of March 11, 2004 we held 15 issued patents in the U.S. and 19 issued patents in foreign countries, and have pending patent applications and patent applications in preparation. We protect our technology through numerous United States and foreign patent filings, trademarks and trade secrets that we own or license.

We intend to continue using our scientific expertise to pursue and patent new developments with respect to uses, compositions and factors to enhance our position in the field of gastrointestinal cancer. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patent that we own or license from third parties may not provide adequate protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties may not result in issued patents. Also, patents may not provide us with adequate proprietary protection or advantages against competitors with similar or competing technologies. As a result of potential conflicts with the proprietary rights of others, we may in the future have to prove we are not infringing the patent rights of others or be required to obtain a license to the patent. We do not know whether such a license would be available on commercially reasonable terms, or at all.

In addition to patents, we rely on trade secrets and know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from companies that are to receive our confidential data. In the case of employees, consultants and contractors, confidentiality agreements with them generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as our exclusive property. However, it is possible that these parties may breach those agreements, and we may not have adequate remedies for any breach. It is also possible that our trade secrets or unpatentable know-how will otherwise become known or be independently developed by competitors.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery, research and development of products that could compete directly with our products under development.

The only FDA-approved treatment currently available for pancreatic cancer is Gemcitabine, which is manufactured by Eli Lily. Our anti-Gastrin 17 (G17DT) product is intended to be used as a non-toxic monotherapy, or as a therapy administered in combination with Gemcitabine. We believe that Pharmacia & Upjohn, AstraZeneca and other pharmaceutical and biotechnology companies are also developing pancreatic cancer therapy.

There is currently no FDA-approved drug available for gastric cancer or gastro-esophageal cancer in the United States. FDA-approved chemotherapies used to treat cancer in other indications, as well as experimental cancer drugs in clinical trials, are currently being tried on patients with advanced gastric cancer or gastro-esophageal cancer. Roche Laboratories and Bristol-Myers Squibb, among others, are our competitors in this market.

Proton Pump Inhibitors are approved for treatment for GERD. Unlike G17DT, none of the products currently available a) inhibits the effects of gastrin on the lower esophageal sphincter causing abnormal transient LES relaxations typically associated with GERD, which are believed to contribute heavily to the inadequate symptomatic relief of current drugs, or b) treats hyper-gastrinemia, which results from standard of care therapy using Proton Pump Inhibitors (PPIs).

These competitors may succeed in developing and marketing cancer vaccines that are more effective than or marketed before G17DT. Other products such as chemotherapeutics, monoclonal antibodies, small molecules angiogenesis inhibitors and gene therapies are also under development and could potentially compete with G17DT or other products we may develop.

Many companies, including major pharmaceutical companies, are also developing therapies that may compete with our other potential products in the fields of gastrointestinal cancer. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. Others have partnered with large established companies to obtain access to these resources. Smaller companies may also prove to be significant competitors, particularly through the establishment of collaborative arrangements with large, established companies.

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

Employees

As of December 31, 2003, we had approximately 51 employees, none of whom is represented by a collective bargaining agreement. We consider our employee relations to be good.

Regulatory and Environmental Matters

Governmental authorities in the United States and other countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record keeping, advertising, promotion, export, marketing and distribution, among other things, of our investigational products. In the United States, the FDA under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations, subject pharmaceutical products to rigorous review.

In order to obtain approval of a new product from the FDA, we must, among other requirements, submit proof of safety and efficacy as well as detailed information on the manufacture and composition of the product. In most cases, this proof entails extensive preclinical, clinical, and laboratory tests. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products.

The first stage of the FDA approval process for a new biologic or drug involves completion of preclinical studies and the submission of the results of these studies to the FDA. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. The FDA regulates preclinical studies under a series of regulations called the current “Good Laboratory Practices” regulations. If the sponsor violates these regulations, in some cases, the FDA may invalidate the studies and require that the sponsor replicate those studies. The results of the preclinical studies together with proposed clinical protocols, manufacturing information, analytical data and other information in an investigational new drug application, or IND, must become effective before human clinical trials may commence.

After the IND becomes effective, a sponsor may commence human clinical trials. The sponsor must submit to the FDA a clinical plan, or “protocol,” accompanied by the approval of the institution participating in the trials, prior to commencement of each clinical trial. The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap. In Phase 1, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase 3, large-scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. In the case of products for life-threatening diseases, such as G17DT, the initial human testing is generally done in patients rather than in healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide results traditionally obtained in Phase 2 trials. These trials are frequently referred to as “Phase 1/2A” trials. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

The sponsor must submit to the FDA the results of the preclinical and clinical testing, together with, among other things, detailed information on the manufacture and composition of the product, in the form of a new drug application or, in the case of a biologic, like G17DT, a biologics license application. In a process which can take a year or more, the FDA reviews this application and, when and if it decides that adequate data is available to show that the new compound is both safe and effective and that other applicable requirements have been met, approves the drug or biologic for marketing. The amount of time taken for this approval process is a function of a number of variables, including the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA.

Congress enacted the Food and Drug Administration Modernization Act of 1997 in part to ensure the availability of safe and effective drugs, biologics, and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of Fast Track products, including biologics. A Fast Track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the Fast Track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. This designation assures access to FDA personnel for consultation throughout the development process as well as a six-month review of marketing applications for the designated product. We have received Fast Track designation for G17DT in combination with cisplatin and 5-FU for use in stage IV gastric cancer. We cannot predict whether these designations will impact the timing or likelihood of FDA approval of G17DT.

The Modernization Act specifies that the FDA must determine if the product qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request. The FDA can base approval of a marketing application for a Fast Track product on an effect on a clinical endpoint or on another endpoint that is reasonably likely to predict clinical benefit. The FDA may subject approval of an application for a Fast Track product to:

•	post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint; and

•	prior review of all promotional materials.

In addition, the FDA may withdraw its approval of a Fast Track product on a number of grounds, including the sponsor’s failure to conduct any required post-approval study with due diligence.

If a preliminary review of the clinical data suggests that a Fast Track product may be effective, the FDA may initiate review of sections of a marketing application for a Fast Track product before the sponsor completes the application. This rolling review is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the time periods specified under the Prescription Drug User Fee Act concerning timing goals to which the FDA has committed in reviewing an application, do not begin until the sponsor submits the application.

The Orphan Drug Program provides a mechanism for the FDA to acknowledge that a product is designed to treat a disease affecting fewer than 200,000 Americans. If a product is ultimately approved for marketing, Orphan-Drug Status confers a 7-year period of exclusive marketing rights for the approved indication, thereby protecting it from similar drugs of the same class. In addition, an Orphan Drug designation bestows certain advantages including considerations in trial size and design based on the actual patient population, and tax credits for some research and development expenses.

In July 2002, we announced that we had received official notice from the FDA granting G17DT Orphan-Drug status for treatment of gastric cancer, and adenocarcinoma of the pancreas.

The FDA may, during its review of a new drug application or biologics license application, ask for additional test data. If the FDA does ultimately approve a product, it may require post-marketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer, and may require prior approval of promotional materials.

Before approving a new drug application or biologics license application, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with current Good Manufacturing Practices. In order to accomplish this inspection, a local field division of the FDA is responsible for completing this inspection and providing a recommendation for or against approval. We are in close communication with the field division of the FDA regarding our manufacturing facilities. This effort is intended to assure appropriate facility and process design to avoid potentially lengthy delays in product approvals due to inspection deficiencies.

Following approval, the manufacture, holding, and distribution of a product must be in compliance with current Good Manufacturing Practices. Manufacturers must expend time, money, and effort in the area of production and quality control and record keeping and reporting to ensure full compliance with those requirements. The labeling, advertising, promotion, marketing, and distribution of a drug or biologic product must be in compliance with FDA regulatory requirements. Failure to comply with applicable requirements can lead to the FDA demanding that production and shipment cease, and, in some cases, that the manufacturer recall products, or to enforcement actions that can include seizures, injunctions, and criminal prosecution. These failures can also lead to FDA withdrawal of approval to market a product.

For clinical investigation and marketing outside the United States, the Company is or may be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

In January 2003, the European Commission designated G17DT as an “orphan medicinal product” for the treatment of gastric cancer and pancreatic cancer.

On December 19, 2002, we announced that we had received official notice from the Therapeutic Goods Administration (TGA), the regulatory authority in Australia equivalent to the U.S. FDA, granting its anti-gastrin G17DT Immunogen Orphan-Drug status for treatment of both pancreatic cancer and gastric (stomach) cancer. Unlike in the United States, the Australian orphan-drug designation automatically confers priority evaluation for the drug ahead of other evaluations. On December 30, 2003 we announced that we had begun submission of regulatory documentation to the Australian Therapeutic Goods Administration (ATGA) for the registration of G17DT as monotherapy in patients with advanced pancreatic cancer who are either unable to tolerate or elect not to take chemotherapy.

Glossary of Selected Terms

Below is a glossary of selected terms that may be helpful in understanding our business.

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

Risks Factors

Risks Related to Our Business

We have a history of operating losses. We expect to continue to incur substantial operating losses in the next several years and we may never be profitable.

We have experienced significant operating losses since our inception in 1981 and expect to continue incurring substantial operating losses for at least the next several years. We expect losses to increase over the next several years as we continue our clinical trials, apply for regulatory approvals, and continue our research and development efforts. We also expect to experience negative operating cash flows for the foreseeable future. Our losses have adversely impacted, and will continue to adversely impact, our working capital, total assets and stockholders’ equity. Our net loss for the year ended December 31, 2002 was $40.0 million and for the year ended December 31, 2003 was $26.3 million. As of December 31, 2003, we had an accumulated deficit of approximately $166.9 million. Our ability to achieve profitability depends upon our ability, alone or through relationships with third parties, to develop successfully our technology and products, to obtain required regulatory approvals and to manufacture, market and sell such products. We may never be profitable.

We do not currently have any products which are approved for sale and we do not yet generate revenue from the sale of our products.

To date, we have not generated any revenues from product sales. All of our potential products are in various stages of product development, and some are still in research or in early development. None of them are approved for sale. All of our potential products will require expensive, extensive and time consuming clinical testing, and some may require additional research and development, prior to commercial use. Accordingly, we cannot plan on deriving revenues from these products for a number of years, if at all. These potential products may not be developed successfully into immunogens that can be administered to humans or may not prove to be safe and effective in clinical trials or cost-effective to manufacture and administer. We may encounter problems in clinical trials that will cause us to delay or suspend a clinical trial. Also, our products that are currently under development may not be completed successfully or within an acceptable time period, if at all. Further, our products may not receive regulatory approval. Finally, if any of our products do receive required regulatory approval, we may not be capable of producing those products in commercial quantities or those products may not be accepted by the marketplace.

Our success is heavily dependent on the viability of G17DT.

We currently have only one product candidate, G17DT, which is currently in, or has completed, various Phase II and Phase III clinical trials. Our other product candidates are in pre-clinical or early clinical stages. Therefore, our ability to generate revenues in the foreseeable future is dependent on our G17DT clinical trials sufficiently demonstrating the efficacy of our product, and our ability to register G17DT in various jurisdictions. An adverse development regarding G17DT would likely have a dramatic and adverse impact on the value of our common stock.

In assessing the potential of G17DT to treat cancer, we have compared some of our clinical results to the published results of other drugs from earlier trials in which we did not participate. While we think this is a useful proxy, only clinical trials in which two different drugs are compared as part of a unified protocol can yield results on which reliable comparisons can be made by the FDA or others, and investors are cautioned against relying on other comparisons.

Our ability to successfully register G17DT may be adversely affected by the percentage of cancer patients that are non-responsive to G17DT.

G17DT operates by causing patients to produce antibodies that bind to both gastrin 17 and gly-gastrin and remove them from circulation before they can bind to cancer cells and promote tumor development and proliferation. If a patient does not, after treatment, produce antibodies to G17DT, then G17DT will not have the intended effect on the tumor or the patient’s survival. The results of our clinical studies have shown that approximately 20% to 35% of these cancer patients do not respond to G17DT and as a result do not create antibodies. While we have tried, and will continue to try, to identify an explanation for the non-responsiveness to G17DT of these patients, we may be unable to identify an explanation or develop a solution. This phenomenon tends to make it more difficult to establish, with statistical significance, efficacy, which in turn will make it more difficult to obtain regulatory approvals. It may also impair this product candidate’s acceptance in the marketplace, should we ultimately obtain regulatory approval.

Without additional financing we may not have enough liquidity to fund our research and development program.

Developing our technology and products requires a commitment of substantial funds to conduct the costly and time-consuming research and clinical trials necessary for such development. On December 31, 2003, as adjusted for the receipt of the proceeds from the offering of our common stock in March 2004, we had approximately $67.2 million in cash and current investments. We expect this amount of cash and current investments will enable us to maintain a range of operations into 2006.

However, we do not anticipate having any of our products ready for commercialization prior to this time. Consequently, if we do not obtain additional financing we may be required to:

•	delay, reduce the scope of or eliminate one or more of our research or development programs and some or all of our clinical trials;

•	obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, potential products or products that we would otherwise seek to develop or commercialize ourselves;

•	sell our company;

•	cease operations; or

•	declare bankruptcy.

Our operating costs, particularly future research and development costs, may be significantly higher than we anticipate, and we may need additional capital to fund these costs. It is extremely difficult to estimate the amount of research and development costs that may be required before a product is ready to be commercialized. The amount of research and development costs that we will be required to incur will depend on many other factors, including:

•	the progress of our research and development programs, preclinical testing and clinical trials;

•	collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing, marketing and sale of certain of our products and our ability to obtain funds from such strategic alliances or from other sources;

•	the timing and cost of obtaining regulatory approvals;

•	the levels of resources that we devote to product development, manufacturing and marketing capabilities;

•	the cost of establishing, maintaining and enforcing intellectual property rights; and

•	competing technological and market developments.

If we are unable to commence or complete, or experience delays in, any of our present or planned clinical trials, it would delay or prohibit our ability to commercialize our products and therefore our ability to generate product revenues.

Clinical trials are very costly and time-consuming. The length of time required to complete a clinical trial depends on several factors, including the criteria for determining which patients are eligible to join the clinical trial, the size of the patient population and the patients’ ability to get to the clinical trial site. Our commencement and rate of completion of clinical trials also may be delayed by many other factors, including the following:

•	a sufficient number of patients may not enroll in our clinical trials;

•	our inability to produce sufficient quantities of the products to complete the trials;

•	our inability to adequately follow or evaluate patients after treatment with our products;

•	the products may have significant adverse side effects or other safety issues;

•	it may take a longer time period than expected to determine whether the products are effective;

•	patients may die during a clinical trial because their cancer or other disease is too advanced or because they experience unrelated medical problems;

•	our products fail to perform well during clinical trials; and

•	government or regulatory delays.

If we are unable to commence or complete, or experience delays in, any of our present or planned clinical trials, it would delay or prohibit our ability to commercialize our products and therefore our ability to generate revenues. Our development costs will increase if we experience any delays in our clinical trials or if we need to perform more or larger clinical trials than planned.

Our reliance on third parties such as manufacturers and clinical research organizations may result in delays in completing, or a failure to complete, clinical trials if they fail to perform under our agreements with them.

As an integral component of our product development, we engage manufacturers and clinical research organizations, or CROs, to manufacture and distribute the product candidates, to conduct and manage clinical studies and to assist us in guiding products through the U.S. Food and Drug Administration, or FDA, review and approval process. Because we presently engage and intend to continue to engage manufacturers and CROs to help us obtain market approval for our products, many key aspects of this process have been and will be out of our direct control. If the manufacturers and CROs fail to manufacture and distribute the product candidates and to perform clinical trials in a satisfactory manner, or fail to perform their obligations under our agreements with them, we may face delays in completing our clinical trials, as well as commercialization of our products. In addition, the loss of any of our current contracts or delay in obtaining new contracts with such entities may also delay the completion of our clinical trials and the market approval of our products.

Our ability to commercialize our products could be materially and adversely affected if we cannot obtain the needed quantities of our raw materials for our products.

Diphtheria Toxoid (DT) is a key material used in the development and manufacture of G17DT. We do not currently manufacture DT and large quantities of DT suitable for human use are not readily obtainable in the open market. We currently have a supply agreement with Aventis Pasteur, one of the few manufacturers of DT in the world, for this material. If the supply of DT from Aventis Pasteur is disrupted for any reason, including a breach under the supply agreement, we may be unable to obtain sufficient quantities of DT on a timely and cost-effective basis, if at all. This could result in increased costs, delayed development or ultimately unsuccessful clinical trials which could materially and adversely affect our ability to commercialize our products.

Our dependence on strategic alliances with Aventis Pasteur and GlaxoSmithKline and our failure to enter into future strategic alliances could adversely affect our business, financial condition and future prospects.

We currently depend on strategic alliances with Aventis Pasteur and GlaxoSmithKline. Aventis Pasteur is responsible for conducting and funding the promotion, advertisement, marketing, distribution and sales of our anti-gastrin product in North America and Europe. Our ability to develop, commercialize and market G17DT is highly dependent on our strategic alliance with Aventis Pasteur. Aventis Pasteur is currently the subject of a hostile takeover bid. Aventis Pasteur’s current management will likely have to devote significant resources and time to fight off the hostile takeover bid as well as explore alternatives for the company in the near future. This may result in Aventis Pasteur choosing not to devote the same amount of time or resources to our strategic alliance. If the hostile takeover bid is successful, the new management of Aventis Pasteur could choose not to devote the same level of resources or priority to our strategic alliance or may choose to terminate our strategic alliance.

Under the terms of our strategic alliance with GlaxoSmithKline, GlaxoSmithKline is responsible for phase III clinical trials, regulatory approvals, world-wide marketing and distribution of our GnRH Pharmaccine. Under the terms of our strategic alliance with GlaxoSmithKline, either party may terminate the strategic alliance upon mutual agreement, upon material breaches by the other party that remain uncured after 60 days’ written notice, or upon certain bankruptcy events by either party. Additionally, GlaxoSmithKline may terminate the strategic alliance effective as of September 30, 2004 if, prior to that date, the agreement has not been extended.

As a result of our strategic alliances, we will not completely control the nature, timing or cost of bringing these products to market. Aventis Pasteur and GlaxoSmithKline could choose not to devote resources to these arrangements or, under certain circumstances, may terminate these arrangements early. Aventis Pasteur and GlaxoSmithKline, outside of their arrangements with us, may develop technologies or products that are competitive with those that we are developing. From time to time, we may also become involved in disputes with Aventis Pasteur and GlaxoSmithKline. As a result of these factors, our strategic alliances may not yield successful products or revenues. In addition, we may be unable to enter into new strategic alliances or enter into new strategic alliances on favorable terms.

Our products under development are based on an approach to disease therapy and prevention, that has not yet been approved and may prove to be unsuccessful.

Our products under development are based on an approach to disease therapy and prevention that has not yet been approved. Our approach may ultimately prove to be unsuccessful since:

•	we may not successfully complete our product development efforts;

•	our products may not prove to be safe and effective;

•	we may not receive approval from the FDA, or any other applicable regulatory agencies; or

•	medical centers, hospitals, physicians or patients may not accept our products as readily as current drug therapies or other forms of treatment.

Undesirable and unintended side effects or unfavorable publicity concerning any of our products or other products incorporating a similar approach could limit or curtail commercial use of our products and could have an adverse effect on our ability to obtain regulatory approvals and to achieve physician and patient acceptance.

Our dependence on others for manufacturing and marketing may adversely affect the manufacture, marketing and sale of our products.

We have no manufacturing facilities for commercial production of our products under development and have no experience in marketing, sales or distribution. We intend to continue establishing arrangements with and relying on third parties, including large pharmaceutical companies, to manufacture, market, sell and distribute any product we develop. Although we believe that parties to any future arrangements will have an economic incentive to perform their contractual responsibilities successfully, the amount and timing of resources to be allocated to these activities will not be within our control. These parties may not perform their obligations as expected, we may not derive any revenues from such arrangements and our reliance on others for manufacturing products may result in unforeseen problems with product supply. Should we encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute any product we develop, market introduction and subsequent sales of such product would be adversely affected. Moreover, contract manufacturers that we may use must adhere to current good manufacturing practice regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, any FDA pre-market approval of our potential products would be adversely affected. Additionally, these manufacturers are subject to continual review and periodic inspections by the FDA and discovery of previously unknown problems with a manufacturer or facility may result in FDA restrictions which could adversely affect the manufacture, marketing, sales or distribution of our products.

We may not have sufficient liquidity to make periodic interest payments under our outstanding notes and debenture.

We have material amounts of indebtedness outstanding as a result of the $20 million senior convertible notes issued to certain institutional investors and the $3 million convertible debenture issued to Aventis Pharmaceuticals, Inc. We are required to make quarterly interest payments on the $20 million senior convertible notes in cash or stock, at our option, and annual interest payments on the $3 million convertible debenture in cash. At any time after March 31, 2006, the holders of the senior convertible notes have the right to require that we redeem all or any portion of the notes.

We are not currently in default under the terms of our outstanding senior convertible notes and debenture and we believe we will have the resources to make all required interest payments. If, however, we at any time default on any of our payment obligations or other obligations under the terms of our outstanding senior convertible notes and debenture, the applicable holders will have all rights available to them under the terms of our outstanding senior convertible notes and debenture, as applicable, including the forced redemption of the entire principal of the instrument plus accrued interest for cash, and, in the case of the senior convertible notes, 110% of the principal amount plus accrued interest. The senior convertible notes also have certain qualified cross-default provisions, particularly for acceleration of indebtedness under the notes. Under such circumstances, our cash position and liquidity would be severely impacted, and it is possible we would not be able to pay our debts as they come due.

Our existing debt obligations impose operating restrictions on us, which may prevent us from taking certain corporate actions.

The terms of the agreements governing our senior convertible notes and the Aventis debenture impose operating restrictions on us. These restrictions limit, among other things, our ability to:

•	incur or guarantee additional indebtedness, on or before March 31, 2006;

•	sell assets;

•	redeem, pay cash dividends or make other distributions on our common stock; and

•	create liens.

Under the terms of both our senior convertible notes and the Aventis debenture, in the event of a change of control of us, including a sale of all or substantially all of our assets, the surviving entity would be obligated to assume our outstanding debt obligations. In the event of a change of control, the holders of our outstanding senior convertible notes and debenture would have the right to require us to redeem the entire principal of the debt securities plus accrued interest for cash, and, in the case of the senior convertible notes, 110% of the principal amount plus accrued interest. Additionally, we may be required to redeem the Aventis debenture, in cash or common stock at Aventis’ option, if we sell, license, pledge or transfer certain of our projects or products to an entity other than Aventis or its affiliates.

In addition, for a period of 18 months from June 12, 2003, the date we closed on the second tranche of the $20 million financing, we are, subject to certain limited exceptions, restricted from issuing, selling or exchanging our equity or debt securities or options, warrants or other rights to acquire such securities, unless in each case we shall have first offered to sell such securities on the same terms to the holders of our senior convertible notes. We are also required to maintain the effectiveness of the registration statement relating to the resale of our common stock issuable upon conversion of these securities for certain specified periods.

We cannot assure you that these covenants will not adversely affect our ability to:

•	finance our future operations or capital needs;

•	pursue available business opportunities;

•	enter into transactions with potential acquirers;

•	plan for or react to market conditions;

•	meet capital needs; and

•	restrict our activities or business plans.

A breach of any of these covenants could result in a default in respect of our outstanding senior convertible notes and/or debenture. If a default occurs, the holders could elect to declare all amounts, together with accrued interest, to be immediately due and payable in cash, and, in the case of the senior convertible notes, at a price equal to 110% of the amount due.

We may not have sufficient infrastructure or personnel to manage our growth.

We allocate significantly all of our financial and other resources to research and development activities. Additionally, we rely in large part on a variety of third parties, including manufacturers and clinical research organizations instead of supporting a large employee base. Consequently, we may lack the necessary personnel and information technology to support our growing operations.

We are dependent on our senior management and scientific staff, and the loss of this personnel or the failure to attract additional qualified personnel could adversely affect our ability to achieve our business objectives.

We depend upon the services of our senior management and scientific staff. Our lean infrastructure or personnel could make us vulnerable to disruption if we were unable to retain our current key personnel. We have not insured against the loss, due to death or disability, of any key personnel. The quality and reputation of our scientists and other technical personnel, and their success in performing their responsibilities, are a basis on which we attract potential funding sources and strategic partners. The loss of the services of any key personnel or the failure to recruit necessary additional or replacement personnel could have an adverse affect on our ability to achieve our business objectives. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, including from other companies, universities, government entities and public and private research institutions, and there can be no assurance that we will be able to attract and retain the qualified personnel necessary for the development of our business.

In February 2004, we restated our financial results for the quarters ended June 30, 2003 and September 30, 2003.

This restatement consisted of a reclassification of certain items on our balance sheet to reflect a recalculation of the value of the beneficial conversion feature attributable to our issuance of $20.0 million convertible debentures. While we do not believe that this reclassification is significant to our overall financial position or results of operations, it could subject us to claims that our previously filed financial statements were misleading.

The price of our common stock has been and is likely to continue to be volatile.

The market price of our common stock, like that of securities of other biotechnology companies, has fluctuated significantly in recent years and is likely to fluctuate in the future. Announcements regarding:

•	the progress and results of clinical trials,

•	technological innovations or new commercial products,

•	strategic partnerships and arrangements or the termination thereof,

•	public concern as to the safety of drugs and reliability of our testing processes,

•	developments regarding patents or proprietary rights,

•	litigation and governmental inquiries,

•	government regulation,

•	fluctuations in financial performance from period to period,

•	new financings, and

•	general market conditions

may have a significant impact on the market price of our common stock. In addition, price and volume trading volatility in the U.S. stock market can have a substantial effect on the market prices of the securities of many biotechnology companies, frequently for reasons other than the operating performance of such companies. These broad market fluctuations could adversely affect the market price of our common stock and could contribute to your losing all or part of your investment.

Additionally, sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our common stock and may make it more difficult for us to sell our equity securities in the future at a time and price which we deem appropriate. To the extent the holders of our convertible securities, warrants and options convert or exercise such securities and then sell the shares of our common stock they receive upon conversion or exercise, our stock price may decrease due to the additional amount of shares available in the market. The subsequent sales of these shares could encourage short sales by our stockholders and others which could place further downward pressure on our stock price. We may also issue additional capital stock, convertible securities and warrants to raise capital in the future, issue additional common stock to pay any accrued interest on the senior convertible notes and issue stock options to attract and retain key personnel.

Provisions in our charter documents could prevent or frustrate any attempts to replace our current board of directors by stockholders.

Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us without consent of our board of directors. Our certificate of incorporation and bylaws provide for a staggered board and removal of directors only for cause. Accordingly, stockholders may elect only a minority of our board at any annual meeting, which may have the effect of delaying or preventing changes in the board of directors. In addition, our certificate of incorporation currently permits our board of directors to issue up to 4,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. Our issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock and thereby effect a change in the composition of our board of directors. Our certificate of incorporation also provides that our stockholders may not take action by written consent. Our certificate of incorporation and bylaws permit only our Chairman or a majority of our board of directors to call a special stockholder meeting. These provisions may have the effect of preventing or hindering any attempts by our stockholders to replace our current board of directors. In addition, Delaware law also prohibits a corporation from engaging in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Also, under applicable Delaware law, our board of directors may adopt anti-takeover measures in the future.

The conversion of our convertible securities, the exercise of outstanding warrants and options and other rights to obtain additional shares could dilute the value of the shares currently held by our stockholders.

As of February 29, 2004, our senior convertible notes are convertible into 8,000,000 shares of our common stock and our Aventis debenture is convertible into 420,286 shares of our common stock (based on the average closing price of our common stock for the five trading days prior to, but not including, February 29, 2004). We also have outstanding options and warrants which are exercisable for approximately 5,091,717 shares of our common stock, with a weighted average exercise price of $9.20. The conversion of our senior convertible notes and our debenture and the exercise of our outstanding warrants and options could result in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby. In addition, the conversion price of our senior convertible notes and the exercise price of the warrants issued in connection with the senior convertible notes may be lowered under the price adjustment provisions in the event of a “dilutive issuance,” that is, if we issue common stock at any time prior to maturity at a per share price below such conversion or exercise price, either directly or in connection with the issuance of securities that are convertible into, or exercisable for, shares of our common stock. A reduction in the conversion or exercise price may result in the issuance of a significant number of additional shares upon the conversion of the senior convertible notes or the exercise of the warrants.

Neither our senior convertible notes nor the warrants issued in connection with the senior convertible notes establish a “floor” that would limit reductions in such conversion price or exercise price, except for the 80% floor applicable to any dilutive issuance that occurs between March 31, 2004 and prior to March 31, 2006. This 80% floor limits any reduction in such conversion price or exercise price to a price equal to 80% of the applicable conversion price or exercise price. By corollary, there is no “ceiling” on the number of shares issuable upon conversion of the senior convertible notes or exercise of the warrants. The downward adjustment of the conversion price of our senior convertible notes or in the exercise price of these warrants could result in further dilution in the value of the shares of our outstanding common stock and the voting power represented thereby.

Risks Related to Our Industry

If we are delayed or fail to obtain the necessary regulatory approvals, our ability to generate product revenue will be adversely affected.

The clinical trials, manufacturing and marketing of our products undergo rigorous testing and approval processes and are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries, including the FDA in the U.S. and the Medicines Control Agency, or MCA, in the United Kingdom. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. The time required for FDA approval is uncertain, and typically takes a number of years, depending on the type, complexity and novelty of the product. Since certain of our products involve the application of new technologies and are based on a new therapeutic approach, regulatory approvals may be obtained more slowly than for products produced using more conventional technologies. Additionally, we may encounter delays or disapprovals based upon additional government regulation resulting from future legislation or administrative action or changes in FDA or equivalent foreign regulatory policy made during the period of product development and regulatory review.

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular product is safe and effective for the applicable cancer or disease. Several biopharmaceutical companies have failed to obtain regulatory approvals because the applicable regulatory agencies were not satisfied with the structure of the clinical trials or the ability to interpret the data from the trials. We may encounter similar problems. We commenced our current and completed Phase III clinical trials prior to the FDA implementing its process for special protocol assessments, which is a process designed to provide companies assurance that the FDA will not disapprove an application for approval because of defects in the clinical trial protocol designs. The timing and success of a clinical trial is dependent on many factors, including enrolling sufficient patients in a timely manner, demonstrating the efficacy of a product in a statistically significant manner and avoiding adverse patient reactions. The timing and success of our clinical trials in particular are also dependent on the FDA and other regulatory agencies accepting each trial’s protocol, statistical analysis plan, product characterization tests and clinical data. If the FDA and other regulatory agencies are not satisfied with such matters and/or our current clinical trials yield inconclusive or negative results, we may be required to modify or to expand the scope of our clinical trial studies or conduct additional clinical trial studies to support a filing. In that event, the costs of developing our products would increase and the launch of our products would be delayed. In addition, we, the FDA or another applicable regulatory agency might delay or halt our clinical trials for various reasons.

Approval for any products we develop may not be granted by applicable regulatory agencies on a timely basis, if at all, or if granted the approval may not cover all the clinical indications for which we are seeking approval or may contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Any delay in obtaining, or failure to obtain, necessary approvals would adversely affect our ability to generate product revenue. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, the marketing and manufacturing of drugs and biological products are subject to continuing FDA and other applicable regulatory agency review, and later discovery of previously unknown problems with a product, its manufacture or its marketing may result in the FDA or another applicable regulatory agency requiring further clinical research or restrictions on the product or the manufacturer, including withdrawal of the product from the market.

G17DT has been designated as an “orphan drug” in the U.S. and various other jurisdictions. This designation has the potential of providing us with marketing exclusivity for specified time periods (seven years in the U.S.), but only with respect to other drugs that are the same as G17DT and only if G17DT is the first drug approved for the designated indication in that jurisdiction. Moreover, we intend to seek, where appropriate, priority review by drug regulatory authorities. We cannot be certain, however, that we will obtain priority review, and even if we do, there can be no assurance that the approval process will not, nonetheless, be lengthy.

If we, or our suppliers, fail to comply with FDA and other government regulations, our manufacturing operations could be interrupted, and our drug product development, future sales, and profitability would suffer.

All new drugs, including our product candidates under development, are subject to extensive and rigorous regulation by the FDA and comparable foreign authorities. These regulations govern, among other things, the manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale, and distribution of our drug compounds.

Even if regulatory approval is obtained, our products would continue to be subject to governmental review. Manufacturing, labeling, and promotional activities are continually regulated by the FDA and equivalent foreign regulatory agencies, and we must also report certain adverse events involving our products to these agencies. Previously unidentified adverse events or an increased frequency of adverse events that may occur post-approval could result in labeling modifications of approved products, which could adversely affect future marketing. Finally, approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. The restriction, suspension, or revocation of regulatory approvals or any other failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.

Failure to comply with the applicable regulatory requirements can result in, among other things, civil penalties, suspensions of regulatory approvals, product recalls, operating restrictions, and criminal prosecution. In addition, the marketing and manufacturing of pharmaceutical products are subject to continuing FDA and other regulatory review, and later discovery of previously unknown problems with a drug product, manufacturer or facility may result in the FDA and/or other regulatory agencies requiring further clinical research or restrictions on the product or the manufacturer, including withdrawal of the drug product from the market. The restriction, suspension, or revocation of regulatory approvals or any other failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.

We currently obtain the necessary raw materials for our development stage drug products, as well as certain services, such as testing, from third parties. We currently contract with suppliers and service providers that are required to comply with strict standards established by us. Certain suppliers and service providers are required to follow current Good Manufacturing Practices, or cGMP, requirements and are subject to routine unannounced periodic inspections by the FDA and by certain state and foreign regulatory agencies for compliance with cGMP requirements and other applicable regulations. There can be no assurance that the FDA and other regulatory agencies will find the manufacturing process or facilities or other operations of our suppliers and other service providers to be in compliance with cGMP requirements and other regulations.

While to the best of our knowledge, none of our suppliers or service providers has been found to be out of compliance with cGMP with respect to the goods or services they provide to us, failure of any third party suppliers or service providers to maintain satisfactory compliance with cGMP could have a material adverse effect on our ability to market and distribute our products in the future and, in the most serious cases, could result in the issuance of warning letters, seizure or recall of products, civil penalties or closure of such manufacturing facilities until such cGMP compliance is achieved.

Our competitors may develop and market products that are safer, more effective, or reach the market sooner than our products, which would adversely affect the commercial success of any of our products.

The treatment of diseases such as those to which our products are directed is subject to rapid, unpredictable and significant change. Our products under development seek to address certain cancers and diseases currently addressed, to some extent, by existing or development stage products and technologies of other biotechnology and pharmaceutical companies. Competition from other biotechnology companies, large pharmaceutical companies and universities and other research institutions is intense and is expected to increase. Many of these companies and institutions have substantially greater resources, research and development staffs and facilities than we do and have substantially greater experience in obtaining regulatory approval, and in manufacturing and marketing pharmaceutical products.

Our competitors may:

•	develop safer or more effective therapeutic products;

•	discover technologies that may result in medical breakthroughs which render our products obsolete even before they generate any revenue;

•	commercialize their products sooner than we do;

•	implement more effective approaches to marketing and sales; or

•	establish superior proprietary positions.

Our ability to protect our intellectual property rights will be critically important to the success of our business, and we may not be able to protect these rights in the U.S. or abroad.

The success of our business will depend in large part on our ability to:

•	obtain patents, both in the U.S. and in other countries;

•	maintain our unpatented trade secrets;

•	operate without infringing on the proprietary rights of others; and

•	prevent others from infringing our proprietary rights.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We attempt to protect our proprietary rights by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions, and therefore the breadth, validity and enforceability of claims allowed in patents we have obtained cannot be predicted.

As of March 11, 2004 we held 15 issued patents in the U.S. and 19 issued patents in foreign countries, and have pending patent applications and patent applications in preparation. Our pending applications or patent applications in preparation may or may not be issued as patents in the future. Additionally, our existing patents, patents pending and patents that we may subsequently obtain will not necessarily preclude competitors from developing products that compete with products we have developed and thus would substantially lessen the value of our proprietary rights. We intend to file additional patent applications, when appropriate, relating to our technologies, improvements to our technologies and specific products we may develop. If any of our patents are challenged, invalidated, circumvented or held to be unenforceable, we could lose the protection of rights we believe to be valuable, and our business could be materially and adversely affected. Lastly, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S.

We also rely on trade secrets to protect our technology, especially where patent protection is not believed to be appropriate or obtainable. We protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants and certain contractors. These agreements may not ultimately provide us with adequate protection in the event of unauthorized use or disclosure of confidential or proprietary information, and, in addition, the parties may breach such agreements. Our trade secrets may otherwise become known to, or be independently developed by, our competitors.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and we may be unable to protect our rights to, or use, our technology.

If we choose to go to court to stop someone else from using the inventions claimed in our patents, that individual or company has the right to ask a court to rule that our patents are invalid and should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of our patents. In addition, there is a risk that the court will decide that our patents are not valid or enforceable and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity and enforceability of our patents is upheld, the court will refuse to stop the other party on the grounds that such other party’s activities do not infringe our patents.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to enter into collaborations with other entities.

If we infringe patents held by others, we could be required to pay substantial damages and cease development of the infringing product.

Our commercial success also will depend, in part, on our not infringing patents issued to others. Our processes and potential products may conflict with patents, which have been or may be granted to competitors, academic institutions or others. As the pharmaceutical and biotechnology industries grow and more patents are issued, we are subject to an increased risk that our products may give rise to a declaration of interference by the Patent and Trademark Office, or to claims of patent infringement by other companies, institutions or individuals. These entities or persons could bring legal proceedings against us seeking substantial damages or seeking to enjoin us from testing, manufacturing or marketing our products. It is not always clear to industry participants, including us, which patents cover various types of products. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. We cannot assure you that the drug compounds that we have under development do not or will not infringe on the patent or proprietary rights of others. U.S. patent applications filed in recent years are confidential for 18 months, while older patent applications are not published until the patent issues. As a result, there may be patent rights of which we are unaware, and avoiding patent infringement may be difficult. We could incur substantial costs, including diversion of management time, in defending ourselves in litigation. If any of these actions were successful, we may also be required to cease the infringing activity or obtain the requisite licenses or rights to use the technology which may not be available to us on acceptable terms, if at all.

Product liability claims or inadequate product liability insurance coverage may have a material adverse effect on our business, financial condition and future prospects.

We face an inherent risk of product liability exposure related to testing our therapeutic products in human clinical trials and will face even greater risks when we sell our products commercially.

An individual may bring a product liability claim against us if one of our products causes, or appears to have caused, an injury. Product liability claims may result in:

•	substantial monetary awards to plaintiffs;

•	costs of related litigation;

•	withdrawal of clinical trial volunteers;

•	injury to our reputation; and

•	decreased demand for our products if our products become commercially available.

We currently maintain product liability coverage against risks associated with testing our potential products in clinical trials. Insurance coverage for product liability, however, is becoming increasingly expensive and difficult to obtain. Insurance coverage may not be available in the future at an acceptable cost, if at all, or in sufficient amounts to protect us against such liability. The obligation to pay any product liability claim in excess of whatever insurance we are able to acquire could have a material adverse effect on our business, financial condition and future prospects.

Our profitability will depend significantly on the level of third party reimbursement for our products.

Our profitability will depend significantly on the availability and extent of reimbursement from third-party health care payors, such as government, private health insurers and other organizations that provide reimbursement for the cost of therapeutic drugs or products. Many patients will not be capable of paying for our products by themselves. Third-party payors are increasingly focused on containing health care costs and as a result are challenging the pricing of medical products and services. Additionally, many third party payors limit reimbursement for newly approved health care products. Any product that we succeed in bringing to market may not be eligible for reimbursement at a level which is sufficient to enable us to achieve market acceptance of our products or to maintain appropriate pricing. Without such reimbursement, the market for our products may be limited. Significant reductions in insurance coverage also may have an adverse effect on our future operations.

In the future, it is possible that the U.S. government may institute price controls and further limits on Medicare and Medicaid spending. Medical reimbursement systems vary widely among foreign countries, with some foreign countries requiring application for, and approval of, government or third-party reimbursement. In addition, some medical centers in foreign countries have fixed budgets, regardless of levels of patient care. Uncertainties regarding future health care policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in quantities, or at prices that will enable us to achieve profitability.

Our business involves the use of hazardous materials that could expose us to environmental liability.

Our research and development activities involve the controlled use of hazardous materials, chemicals, cultures and various radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources. We may be required to incur significant costs to comply with environmental laws and regulations in the future. Current or future environmental laws or regulations could materially adversely affect our business, financial condition and results of operations.

Availability of Reports and Other Information

Our corporate website is www.aphton.com. We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 on our website under “Investor Relations – For SEC filings click here” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”). In addition, the Commission’s website is www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Additionally, our reports, proxy and information statements may be read and copied at the Commission’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. Information on our website or the Commission’s website is not part of this document.

ITEM 2.	PROPERTIES

We do not own any real property. We lease our corporate headquarters in Miami, Florida. We presently lease office, and research and development facilities in several locations in the United States and the United Kingdom. We believe that these offices and facilities are suitable for our operations for the foreseeable future. We may or may not relocate one or more of our offices and facilities based on strategic planning.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any litigation, administrative or governmental proceeding and none is believed by our management to be threatened.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading under the symbol “APHT” on The Nasdaq National Market System (“Nasdaq”) on June 2, 1994. The following table presents trading information for our common stock for the periods indicated on the Nasdaq:

	High	Low
Year ended December 31, 2002
First quarter	$16.00	$9.60
Second quarter	12.00	6.08
Third quarter	7.58	2.16
Fourth quarter	4.34	1.28
Year ended December 31, 2003
First quarter	$5.47	$2.03
Second quarter	8.40	2.35
Third quarter	9.97	5.10
Fourth quarter	7.57	5.15

As of March 11, 2004, there were 258 record holders of our common stock.

We have not paid a dividend on any class of common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders
Equity compensation plans not approved by stockholders	1,944,540	7.39	55,460
Total	1,944,540	7.39	55,460

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to Aphton’s statements of operations for the years ended January 31, 2000 and 2001, the eleven months ended December 31, 2001 and the years ended December 31, 2002 and 2003 and the financial data with respect to the balance sheet as of December 31, 2003 are derived from audited financial statements and should be read together with the financial statements and related notes included in this Annual Report. All selected financial data are not covered by the independent accountants’ report. The data presented below should be read together with the financial statements, related notes, and other financial information included herein.

Statement of Operations Data:

	Year Ended January 31,		Eleven Months Ended December 31,	Year Ended December 31,
(In thousands, except per share data)	2000	2001	2001	2002	2003
Research & development expenses	$10,821	$15,302	$28,676	$37,682	$21,878
Net loss	$(11,193)	$(16,397)	$(31,264)	$(39,990)	$(26,300)
Net loss per share	$(0.76)	$(1.02)	$(1.87)	$(1.93)	$(1.02)
Weighted average shares outstanding	14,731	16,100	16,739	20,748	25,791

Balance Sheet Data:

As of December 31, 2003
Cash and current
Investments	$19,216
Total assets	$27,246
Total liabilities	$27,321
Accumulated deficit	$(166,905)
Total stockholders’ (deficit) equity	$(76)

In March 2001, we changed our fiscal year-end from January 31 to December 31.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with “Selected Financial Data,” and our financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

General

We are a biopharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of cancer and gastrointestinal disease. Our research and development efforts are based on our proprietary active immunization and monoclonal antibody technologies. Our lead product candidate is an immunotherapeutic called G17DT. We currently have, in various stages, clinical trials testing G17DT in the treatment of various gastrointestinal cancers and non-cancer diseases. We believe that our human data and the safety profile of G17DT support the broad applicability and corresponding commercial potential for this therapy in gastrointestinal cancer.

Financial Operations

We do not have any products approved for sale in the United States or abroad. Therefore, we do not generate any revenue from the sale of our products. We have experienced significant operating losses since our inception in 1981 and expect to continue incurring significant operating losses for at least the next several years. We expect losses to continue over the next several years as we continue our clinical trials, apply for regulatory approvals and continue our research and development efforts. We also expect to experience negative operating cash flows for the foreseeable future. Our losses have adversely impacted, and will continue to adversely impact, our working capital, total assets and stockholders’ equity.

Our net loss for the year ended December 31, 2003 was $26.3 million and as of December 31, 2003, we had an accumulated deficit of approximately $166.9 million. Our operating losses are primarily due to the costs of development of our potential products. These costs can vary significantly from year to year depending on the number of potential products in development, the stage of development of each potential product, the number of patients enrolled in and complexity of clinical trials and other factors. Our ability to achieve profitability depends upon our ability, alone or through relationships with third parties, to develop successfully our technology and products, to obtain required regulatory approvals and to manufacture, market and sell such products. It is possible that we may never be profitable.

Because we have not yet generated any revenue from the sale of our products, we have primarily relied on the capital markets as our source of funding. In addition, we may seek funding through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, potential products or products that we would otherwise seek to develop or commercialize ourselves. These collaborations may take the form of strategic alliances with other drug companies. If funding from these various sources is not available at reasonable terms, we may be required to reduce our operating expenses in order to conserve cash and capital by delaying, reducing the scope of or eliminating one or more of our product development programs.

Results of Operations

Years Ended December 31, 2003 and 2002

	Year Ended December 31,		% Change from 2002 to 2003
	2002	2003
	(in thousands)
Revenue:	$—	$—	—
Costs and expenses:
General and administrative	2,270	2,768	21.9%
Research and development	37,682	21,878	(41.9%)

Total costs and expenses	39,952	24,646	(38.3%)

Loss from operations	(39,952)	(24,646)	(38.3%)

Other income (expense):
Interest expense including amortized discount	—	(1,851)	—
Dividend and interest income	115	78	(32.2%)
Unrealized gains (losses) from investments	(153)	119	177.8%

Net loss	$(39,990)	$(26,300)	34.2%

General and administrative expenses. General and administrative expenses are primarily comprised of expenses related to intellectual property, general corporate and patent legal costs and the salaries of our administrative personnel. The increase in our general and administrative expenses for the year ended December 31, 2003 compared to the year ended December 31, 2002 was primarily due to an increase in professional fees, premiums for our director and officer insurance policy and an increase in salary and benefits of our administrative personnel. We expect our general and administrative expenses to increase in the year ending December 31, 2004 compared to the year ended December 31, 2003 due to increased facilities and allocated salary and benefits costs.

Research and development expenses. Research and development expenses are primarily comprised of the external costs of contracted CROs and, to a lesser extent, our external and internal research and development costs which include the salaries of dedicated and allocated personnel and the costs of the dedicated and allocated research and development facilities. The decrease in our research and development expenses for the year ended December 31, 2003 compared to the year ended December 31, 2002 was primarily due to the completion of recruitment and final stages of our Phase II and Phase III clinical trials. We do not expect our research and development expenses in the year ending December 31, 2004 to be materially different from our research and development expenses in the year ended December 31, 2003.

Interest expense. Interest expense for the year ended December 31, 2003 was approximately $1,169,000 for the year and the amortized discount relating to the senior convertible debentures was approximately $682,000 compared with interest expense of approximately $11,000 for the year ended December 31, 2002. This increase related to the Series A debenture of $3,000,000 being outstanding for all of 2003, compared with less than a month during 2002 to our Senior convertible debentures of $20,000,000 being issued in 2003. Of this amount, $15,000,000 was issued in April 2003 and $5,000,000 was issued in June 2003. Interest expense included the amortized discount that was incurred in connection with our $20.0 million senior convertible notes we issued in 2003 and the interest expense on our $3.0 million convertible debenture issued in 2002. The expenses relating to the $20.0 million senior convertible notes were non-cash expenses and had no effect on our available cash or our cash burn rate.

Net loss. The decrease in net loss for the year ended December 31, 2003 compared to the year ended December 31, 2002 was primarily a result of our lower external research and development expenses. We had no revenues from operations for either of the years ended December 31, 2002 or 2003.

Year Ended December 31, 2002 and Eleven Months Ended December 31, 2001

	Eleven Months Ended December 31, 2001	Year Ended December 31, 2002	% Change from 2001 to 2002
	(in thousands)
Revenue:	$—	$—	—
Costs and expenses:
General and administrative	2,320	2,270	(2.2%)
Research and development	28,676	37,682	31.4%

Total costs and expenses	30,996	39,952	28.9%

Loss from operations	(30,996)	(39,952)	28.9%

Other income (expense):
Dividend and interest income	394	115	(70.8%)
Unrealized gains (losses) from investments	(662)	(153)	(76.9%)

Net loss	$(31,264)	$(39,990)	27.9%

Research and Development. The increase in research and development expenses for the year ended December 31, 2002 compared to the eleven months ended December 31, 2001 was primarily due to the increased external costs of CROs associated with the development of our clinical products.

Net Loss. The increase in net loss for the year ended December 31, 2002 compared to the eleven months ended December 31, 2001 was primarily a result of higher research and development expenses associated with our Phase III clinical trials. We had no revenues from operations for either the eleven months ended December 31, 2001 or the year ended December 31, 2002.

Liquidity and Capital Resources

We finance our operations through the sale of our equity securities, convertible debentures and licensing fees. We sell securities and take on debt when the terms of such transactions are deemed favorable to us or are necessary to fund our current and projected cash needs. We seek to balance the level of cash, cash equivalents and marketable securities on hand with our projected needs to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. These funds provide us with the resources to operate our business, attract and retain key personnel and scientific staff, fund our research and development program, pre-clinical testing and clinical trials, apply for the necessary regulatory approvals and develop our technology and products.

At December 31, 2003, we had cash, cash equivalents and marketable securities totaling $19.2 million and working capital of $13.2 million compared to cash, cash equivalents and marketable securities totaling $8.6 million and working capital deficit of $5.4 million at December 31, 2002.

During the eleven months ended December 31, 2001 and the years ended December 31, 2002 and 2003, we received gross proceeds from the following sources:

	Eleven Months Ended December 31, 2001	Year Ended December 31,
		2002	2003
	(in thousands)
Sales of equity securities and sales and exercises of warrants	$13,275	$35,397	$24,081
Issuance of convertible debentures	—	3,000	20,000

Total	$13,275	$38,397	$44,081

The amount of funding we have raised and will be able to raise through sales of our equity securities and convertible debentures depend on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources and the status of the capital markets.

In 2003, we received net proceeds of approximately $24.1 million from the sale of our equity securities. On February 25, 2003 we received net proceeds of approximately $1.3 million from the sale of 500,000 shares of our common stock and 150,000 warrants to purchase shares of our common stock at $2.96 per share. On September 18, 2003 we received net proceeds of approximately $21.4 million from the sale of 3,919,999 shares of our common stock and warrants to purchase 980,000 shares of our common stock at $8.12 per share. On November 21, 2003 we received net proceeds of approximately $0.4 million from the exercise of the 150,000 warrants issued in connection with the February sale of our common stock. On December 31, 2003 we received net proceeds of approximately $1.0 million from the exercise of 360,000 warrants issued in connection with our 2003 senior convertible notes.

In addition, we issued 31,191 and 54,428 shares of common stock to satisfy the respective accrued interest obligations on our 2003 senior convertible notes of $225,000 at June 30, 2003 and $300,000 on September 30, 2003.

On December 24, 2003, we filed a shelf registration statement with the Commission for the issuance of up to $100.0 million of our common stock. The shelf registration statement was declared effective on January 15, 2004. We believe an effective shelf registration statement with registered shares of our common stock available for sale gives us the opportunity to raise funding when terms are favorable. Subsequent to year end, in February 2004, we sold 8,050,000 shares of our common stock in an underwritten offering at $6.50 per share and received estimated net proceeds in the amount of $48.0 million. We have approximately $47.7 million of common stock that remains available for sale at our discretion, subject to certain limitations under federal securities laws.

Indebtedness

As of December 31, 2003 we have outstanding $23.0 million in convertible debentures, up from $3.0 million as of December 31, 2002. There was an initial discount calculated against a value of the convertible debentures of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and other discounts attributable to the value of the detachable warrants issued in conjunction with the convertible debentures of $4.6 million. The discount at December 31, 2003 was $12.3 million which is offset against the $23.0 million and is shown as $10.7 million of convertible debentures in the accompanying financial statements.

Of the $23.0 million, $3.0 million is our Series A Convertible Debenture. Our Series A Convertible Debenture is a convertible, redeemable, five-year note that matures on December 19, 2007. The Series A Convertible Debenture bears interest at a rate of 11.0% per annum, payable annually. The debenture is convertible at the holder’s option at a conversion price equal to the average closing price of our common stock, as defined in the debenture, at the time of conversion. The Series A Convertible Debenture contains provisions that place a cap on the number of shares of our common stock issuable upon its conversion, such that the holder thereof shall not have the right to convert any portion of the Series A Convertible Debenture to the extent that after giving effect to such conversion the holder would beneficially own more than 19.99% of the number of shares of our common stock outstanding immediately prior to such conversion.

The remaining $20.0 million in convertible notes, which we refer to as our 2003 senior convertible notes, were issued in two tranches to accredited investors in 2003. On April 4, 2003, we issued $15.0 million of convertible, redeemable, 5-year, interest-bearing senior convertible notes and 5-year warrants to purchase an aggregate total of 1,080,000 shares of our common stock to various accredited investors. On June 12, 2003 we issued an additional $5.0 million of our 2003 senior convertible notes and a 5-year warrant to purchase an aggregate total of 360,000 shares of our common stock to an accredited investor. The 2003 senior convertible notes mature on March 31, 2008. The 2003 senior convertible notes bear interest at a rate of 6.0% per annum, payable quarterly in cash or shares of our common stock, at our option.

The 2003 senior convertible notes are convertible at a fixed price of $2.50 per share, unless otherwise adjusted prior to conversion pursuant to the price adjustment provisions set forth therein. The conversion price of the 2003 senior convertible notes will be lowered in the event of a sale by us of our common stock or securities convertible into our common stock at a per share offering price less than the conversion price of the 2003 senior convertible notes in effect immediately prior to such sale. The warrants are exercisable into shares of our common stock at $2.70 per share, unless otherwise adjusted prior to exercise pursuant to the price adjustment provisions that are substantially similar to those set forth in the 2003 senior convertible notes. The 2003 senior convertible notes and the warrants contain provisions that place a cap on the numbers of shares of our common stock issuable upon their conversion or exercise, such that the holders thereof shall not have the right to convert any portion of the notes to the extent that after giving effect to such conversion the holders would beneficially own more than 19.99% or 4.99%, as the case may be for the respective holder, of the number of shares of our common stock outstanding immediately prior to such conversion or exercise.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements, specifically, to fund the continued clinical development of G17DT, the clinical and pre-clinical studies for our other product candidates, including monoclonal antibodies, and for potential licenses and acquisitions of complementary products or technologies. Our uses of cash for operating activities and capital expenditures during the eleven months ended December 31, 2001 and the years ended December 31, 2002 and 2003 were as follows:

	Eleven Months Ended December 31, 2001	Year ended December 31,
		2002	2003
	(in thousands)
Net cash used in operating activities	$25,018	$35,441	$32,954
Capital expenditures	92	158	7

Total	$25,110	$35,599	$32,961

The net cash used in operating activities is comprised of our net losses and working capital requirements. As noted above, our net loss increased in 2002 due to the costs of advancing our product candidates through preclinical and clinical phases of development, and decreased in 2003 due to the completion of recruitment in our Phase III clinical trials.

Liquidity

Based on our current operating plans and our known and anticipated contractual obligations and assuming no further funding or potential revenues that may be generated from product partnering or licensing initiatives we are currently pursuing, we believe that our existing capital resources, which consist primarily of cash and short-term cash investments, including the proceeds from the financing activities described in the preceding paragraphs, will enable us to maintain operations and satisfy our periodic interest obligations on our 2003 senior convertible notes (which we may, at our option, satisfy in cash or shares of our common stock) into 2006. However, there can be no assurance that changes in our research and development plans or other future events affecting our operating expenses will not result in the depletion of our funds at an earlier time.

Our working capital and capital requirements will depend upon numerous factors, including the following: the progress of our research and development program, pre-clinical testing and clinical trials; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to product development, manufacturing and marketing capabilities; technological advances; competition; and collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing and marketing of certain of our products and our ability to obtain funds from such strategic alliances or from other sources. Many of these factors are beyond our control. In the event that we require additional funds, we may be required to sell additional equity securities, convertible debt or otherwise, or obtain funds through arrangements with collaborative partners. If we are unable to complete such transactions, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs.

Inflation

Inflation and changing prices have not had a material effect on our continuing operations and we do not expect inflation to have any material effect on our continuing operations in the foreseeable future. Interest and other income were primarily derived from money-market accounts.

Effect Of Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 did not have an impact on our financial position, results of operations or cash flows.

On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 was effective immediately for all variable interest entities created after January 31, 2003. In December 2003, the FASB issued a revision to FIN 46, which delayed the effective date to periods ending March 15, 2004 for all VIEs, other than Special Purpose Entities. We have not acquired any variable interest entities subsequent to January 31, 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have or engage in any off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, however we believe such differences are unlikely to be significant.

Our significant accounting policies are described in Note 2 to the financial statements included in this Annual Report. We believe that our most critical accounting policies include the use of estimates. The impact of these estimates on results of operations in 2003 and 2002 are not significant. We periodically reviews these policies and estimates, the effect of which is reflected as a component of net loss in the period in which the change is known.

Convertible Debt Issued with Stock Purchase Warrants

We account for convertible debt issued with stock purchase warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

Income taxes

We account for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach in accounting for income taxes. Under this method, the amount of deferred tax asset or liability is calculated by applying the provisions of enacted tax laws to the differences in the bases of assets and liabilities for financial and income tax purposes. For all periods presented the deferred tax assets are fully reserved.

Research and Development Expenses

Research and development costs are expensed as incurred. These costs include external and internal research and development costs, the salaries of dedicated personnel, the allocated salaries of personnel who also perform general and administrative tasks, the costs of the dedicated research and development facilities and the costs of contracted researchers. There is no allocation of administrative expense or corporate costs to research and development costs.

Contractual Obligations

We have fixed contractual obligations under various long-term debt instruments and lease agreements. These contractual obligations were comprised of the following as of December 31, 2003:

	Payment due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt	$29,420	$1,530	$7,590	$20,300	$—
Operating Leases	620	241	289	90	—

Total	$30,040	$1,771	$7,879	$20,390	$—

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. Specifically, we are subject to interest rate risk on our convertible debentures. The following table presents the future principal payment obligations and interest rates associated with our convertible debt instruments assuming our actual level of long-term debt indebtedness as of December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter	Fair Value
	(in thousands)
Convertible Debentures:
Series A Convertible Debentures (11.0%)	$—	$—	$—	$3,000	$—	$—	$2,435
Senior Convertible Notes (6.0%)	$—	$—	$—	$—	$20,000	$—	$11,732

Special Note Regarding Forward Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•	our beliefs regarding the applicability and corresponding commercial potential of G17DT;

•	our belief regarding the use of G17DT as a monotherapy or in combination with chemotherapy to treat gastrointestinal cancers;

•	our belief that we could use both of our pancreatic cancer studies in seeking approval of G17DT;

•	our intention to seek priority review by the appropriate drug regulatory authorities;

•	our belief that the clinical trial data indicates that G17DT is an effective and safe treatment;

•	our expectations regarding the continuation of focused investments in G17DT;

•	our expectations regarding licensing G17DT in non-Aventis Pasteur territories and indications;

•	our intention to in-license or acquire complementary products or technologies that target gastrointestinal and oncological indications;

•	our expectations as to the development and commercialization of our products and the expansion of our product candidate pipeline;

•	our expectations regarding the timing of acceptance of a product by GlaxoSmithKline;

•	our expectations as to the receipt and timing of data, regulatory clearance and approvals, including our ability to commence and complete clinical trials in a timely manner;

•	our expectations regarding losses and negative operating cash flows for the next several years;

•	our expectations regarding an increase in general and administrative expenses during the year ending December 31, 2004;

•	our expectations regarding our research and development expenses for the year ending December 31, 2004;

•	our expectations as to the adequacy of existing capital resources to support our operations and periodic interest obligations into 2006; and

•	our expectations as to our ability to continue as a going concern.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We caution investors that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to obtain additional financing or reduce our costs and expenses;

•	our ability to develop, obtain regulatory approval for, produce in commercial quantities and gain commercial acceptance for G17DT and our other product candidates;

•	our ability to maintain and enter into new arrangements and collaborations with third parties for the supply of key materials and/or assistance in the manufacture, market, sale and distribution of our products;

•	our ability to enforce our patents and proprietary rights;

•	our level of debt obligations and the impact of restrictions imposed on us by the terms of this debt;

•	our ability to attract and retain highly qualified scientists and other technical personnel; and

•	changes in healthcare reform.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data for the Company are on pages F-1 through F-18. All financial statement schedules have been omitted as they are not required, inapplicable or the information required is furnished in the financial statements or notes thereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2003. Based on such evaluation, such officers have concluded that, as of December 31, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed on or before April 29, 2004.

ITEM 11.	EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed on or before April 29, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed on or before April 29, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed on or before April 29, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed on or before April 29, 2004.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

(1)	Financial Statements

See “Item 8. Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

See “Item 8. Financial Statements and Supplementary Data” for Financial Statements Schedules included with this Annual Report on Form 10-K.

All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.3	By-Laws (2)

4.1	Series A Convertible Debenture due 2007, dated December 20, 2002, issued by Aphton Corporation to Aventis Pharmaceuticals Inc. (3)

4.2	Warrant to purchase Common Stock, dated February 24, 2003, issued by Aphton Corporation to Mainfield Enterprises Inc. (4)

4.3	Form of Senior Convertible Note due 2008, dated March 31, 2003, issued by Aphton Corporation to SF Capital Partners Ltd., Heartland Value Fund and Smith Barney Fundamental Value Fund Inc. (5)

4.4	Form of Warrant to purchase Common Stock, dated March 31, 2003, issued by Aphton Corporation to SF Capital Partners Ltd., Heartland Value Fund and Smith Barney Fundamental Value Fund Inc. (6)

4.5	Form of Additional Senior Convertible Note due 2008 issued by Aphton Corporation to SF Capital Partners Ltd. (7)

4.6	Form of Additional Warrant to purchase Common Stock issued by Aphton Corporation to SF Capital Partners Ltd. (8)

4.7	Form of Warrant pursuant to which certain directors and officers of Aphton Corporation were granted stock options. (9)

4.8	Form of Class A Investor Warrant to purchase Common Stock issued to certain institutional investors on September 18, 2003. (10)

10.1	Collaboration and License Agreement by and between Aphton Corporation and SmithKline Beecham PLC (now GlaxoSmithKline) dated as of June 12, 1998 (11)

10.2	Amendment No. 1 dated May 10, 2000 to the Collaboration and License Agreement by and between Aphton Corporation and SmithKline Beecham PLC dated as of June 12, 1998 (12)

10.3	Amendment No. 2 dated July 2, 2001 to the Collaboration and License Agreement by and between Aphton Corporation and SmithKline Beecham PLC dated as of June 12, 1998, as amended through Amendment No. 1 dated May 10, 2000 (13)

10.4	Co-Promotion Agreement and License by and between Aphton Corporation and Connaught Laboratories Limited dated as of February 14, 1997 (14)

10.5	Aphton Supply Agreement by and between Aphton Corporation and Connaught Laboratories Limited (a Pasteur Merieux Connaught company, now Aventis Pasteur) dated as of August 1, 1998 (15)

10.6	PMC Supply Agreement by and between Aphton Corporation and Connaught Laboratories Limited dated as of August 1, 1998. (16)

10.7	Letter Agreement by and between Aphton Corporation and Connaught Laboratories Limited dated as of August 25, 1998. (17)

10.8	Debenture Purchase Agreement, dated as of December 20, 2002, between Aphton Corporation and Aventis Pharmaceuticals Inc. (18)

10.9	Securities Purchase Agreement, dated as of March 31, 2003, by and among Aphton Corporation and SF Capital Partners Ltd., Heartland Value Fund and Smith Barney Fundamental Value Fund Inc. (19)

10.10	Incentive and Reward Plan, as amended. (20)

21	List of subsidiaries.*

23.1	Consent of Ernst & Young LLP, Independent Certified Public Accountants.*

31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Frederick W. Jacobs, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Frederick W. Jacobs, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(1)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on May 29, 2003.
(2)	Incorporated by reference to Exhibit C to the Registrant’s Definitive Proxy Statement filed on October 8, 1997.
(3)	Incorporated by reference to Exhibit 10.3B to the Registrant’s Form 10-K for the year ended December 31, 2002.
(4)	Incorporated by reference to Exhibit 10.4D to the Registrant’s Form 10-K for the year ended December 31, 2002.
(5)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on April 1, 2003.
(6)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 8-K filed on April 1, 2003.
(7)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-K filed on April 1, 2003.
(8)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 filed on June 27, 2003.
(9)	Incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed on July 8, 2003.
(10)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed on October 31, 2003.
(11)	Incorporated by reference to Exhibit 10.1A to the Registrant’s Form 10-K/A for the year ended January 31, 2001 and filed on January 29, 2002.
(12)	Incorporated by reference to Exhibit 10.1B to the Registrant’s Form 10-K/A for the year ended January 31, 2001 and filed on January 29, 2002.
(13)	Incorporated by reference to Exhibit 10.1C to the Registrant’s Form 10-K/A for the year ended January 31, 2001 and filed on January 29, 2002.
(14)	Incorporated by reference to Exhibit 10.2A to the Registrant’s Form 10-K/A for the year ended January 31, 2001 and filed on January 29, 2002.
(15)	Incorporated by reference to Exhibit 10.2B to the Registrant’s Form 10-K/A for the year ended January 31, 2001 and filed on January 29, 2002.
(16)	Incorporated by reference to Exhibit 10.2C to the Registrant’s Form 10-K/A for the year ended January 31, 2001 and filed on January 29, 2002.
(17)	Incorporated by reference to Exhibit 10.2D to the Registrant’s Form 10-K/A for the year ended January 31, 2001 and filed on January 29, 2002.
(18)	Incorporated by reference to Exhibit 10.3A to the Registrant’s Form 10-K for the year ended December 31, 2002.
(19)	Incorporated by reference to Exhibit 10.5A to the Registrant’s Form 8-K filed on April 1, 2003.
(20)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Statement on Form S-8 filed on July 8, 2003.

(b)	Reports on Form 8-K

On October 31, 2003, the Company filed a Current Report on Form 8-K. In the report, the Company incorporated under Item 9 a press release, issued October 30, 2003, announcing results from their Phase III randomized, double-blind, placebo-controlled clinical trial of G17DT as monotherapy in patients with pancreatic cancer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTHON CORPORATION

By:	/s/ PATRICK T. MOONEY, M.D.

PATRICK T. MOONEY, M.D. Chief Executive Officer and President

Date	March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP C. GEVAS Philip C. Gevas	Chairman of the Board of Directors	March 15, 2004

/s/ PATRICK T. MOONEY, M.D. Patrick T. Mooney, M.D.	Chief Executive Officer and President (Principal Executive Officer)	March 15, 2004

/s/ FREDERICK W. JACOBS Frederick W. Jacobs	Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ ROBERT S. BASSO Robert S. Basso	Director	March 15, 2004

/s/ WILLIAM A. HASLER William A. Hasler	Director	March 15, 2004

/s/ GEORGES HIBON Georges Hibon	Director	March 15, 2004

/s/ DAVID H. SACHS David H. Sachs	Director	March 15, 2004

/s/ JAMES F. SMITH James F. Smith	Director	March 15, 2004

/s/ NICHOLAS JOHN STATHIS Nicholas John Stathis	Director	March 15, 2004

APHTON CORPORATION

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders

Aphton Corporation

We have audited the accompanying balance sheets of Aphton Corporation as of December 31, 2003 and December 31, 2002 and the related statements of operations, stockholders’ (deficit) equity and cash flows for the years ended December 31, 2003 and 2002 and the eleven months ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aphton Corporation as of December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the eleven months ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Miami, Florida

March 5, 2004, except for Note 12

as to which the date is

March 9, 2004

APHTON CORPORATION

Balance Sheets

	December 31, 2003	December 31, 2002
Assets
Current Assets:
Cash and current investments:
Cash and short-term cash investments	$18,378,988	$7,824,182
Investment securities-trading	836,587	749,095

Total cash and current investments	19,215,575	8,573,277
Other assets (including current portion of unconditional supply commitment)	517,627	374,740

Total current assets	19,733,202	8,948,017
Equipment and improvements, at cost, net of accumulated depreciation and amortization	158,534	245,063
Deferred financing costs, net of accumulated amortization of $8,990	556,010	—
Unconditional supply commitment	6,797,900	6,797,900

Total assets	$27,245,646	$15,990,980

Liabilities and Stockholders’ (Deficit) Equity
Liabilities:
Current liabilities:
Trade accounts payable	$1,604,435	$10,119,943
Due to related party	3,234,000	3,184,000
Accrued liabilities	1,114,464	1,001,673
Accrued interest payable	630,000	11,000

Total current liabilities	6,582,899	14,316,616
Convertible debentures, net of discount of $12,261,508 as of December 31, 2003	10,738,492	3,000,000
Deferred revenue	10,000,000	10,000,000

Total liabilities	27,321,391	27,316,616

Commitments
Stockholders’ Deficit:
Preferred stock, $0.001 par value - Authorized: 4,000,000 shares Issued and outstanding: none	—	—
Common stock, $0.001 par value - Authorized: 60,000,000 shares Issued and outstanding: 29,217,257 shares at December 31, 2003 and 24,201,639 shares at December 31, 2002	29,217	24,202
Additional paid in capital	166,501,394	128,956,652
Purchase warrants	298,900	298,900
Accumulated deficit	(166,905,256)	(140,605,390)

Total stockholders’ deficit	(75,745)	(11,325,636)

Total liabilities and stockholders’ deficit	$27,245,646	$15,990,980

The accompanying notes are an integral part of the financial statements.

APHTON CORPORATION

Statements of Operations

for the years ended December 31, 2003 and 2002 and the eleven months ended December 31, 2001

	December 31, 2003	December 31, 2002	December 31, 2001
Revenue:	$—	$—	$—

Costs and Expenses:
General and administrative	2,767,456	2,269,652	2,319,539
Research and development	21,878,276	37,682,329	28,676,455

Total costs and expenses	24,645,732	39,951,981	30,995,994

Loss from operations	24,645,732	39,951,981	30,995,994

Other Income (expense):
Interest expense including amortized discount	(1,851,240)	—	—
Dividend and interest income	77,732	114,539	393,768
Unrealized gain (losses) from investments	119,374	(152,559)	(662,229)

Net loss	$(26,299,866)	$(39,990,001)	$(31,264,455)

Per share data
Basic and diluted loss per common share	$(1.02)	$(1.93)	$(1.87)

Weighted average number of common shares outstanding	25,790,506	20,747,948	16,739,267

The accompanying notes are an integral part of the financial statements.

APHTON CORPORATION

Statements of Stockholders’ (Deficit) Equity

for the years ended December 31, 2003 and 2002 and the eleven months ended December 31, 2001

	Common Shares	Stock Amount	Additional Paid in Capital	Purchase Warrants	Accumulated Deficit	Total
Balance, January 31, 2001	16,199,493	$16,199	$80,292,478	$198,900	$(69,350,934)	$11,156,643

Sale of stock, net	1,187,503	1,188	13,273,836	—	—	13,275,024
Issuance of warrants	—	—	—	100,000	—	100,000
Net loss	—	—	—	—	(31,264,455)	(31,264,455)

Balance, December 31, 2001	17,386,996	17,387	93,566,314	298,900	(100,615,389)	(6,732,788)
Exercise of purchase warrants	80,000	80	19,920	—	—	20,000
Sale of stock, net	6,734,643	6,735	35,370,418	—	—	35,377,153
Net loss	—	—	—	—	(39,990,001)	(39,990,001)

Balance, December 31, 2002	24,201,639	24,202	128,956,652	298,900	(140,605,390)	(11,325,636)
Sale and exercise of purchase warrants	510,000	510	1,434,351	—	—	1,434,861
Sale of stock, net	4,419,999	4,420	22,641,968	—	—	22,646,388
Issuance of stock for interest payment	85,619	85	524,915	—	—	525,000
Discount on convertible debentures	—	—	12,943,508	—	—	12,943,508
Net loss	—	—	—	—	(26,299,866)	(26,299,866)

Balance, December 31, 2003	29,217,257	$29,217	$166,501,394	$298,900	$(166,905,256)	$(75,745)

The accompanying notes are an integral part of the financial statements.

APHTON CORPORATION

Statements of Cash Flows

for the years ended December 31, 2003 and 2002 and the eleven months ended December 31, 2001

	December 31, 2003	December 31, 2002	December 31, 2001
Cash flows from operating activities:
Cash paid to suppliers and employees	$(33,183,380)	$(35,798,620)	$(24,593,507)
Sale of trading securities	240,000	245,764	—
Purchase of trading securities	(208,118)	—	(156,467)
Gains (losses) from trading securities	119,374	(152,559)	(662,229)
Interest and dividends received	77,732	114,539	393,768

Net cash used in operating activities	(32,954,392)	(35,590,876)	(25,018,435)

Cash flows from investing activities:
Purchase of held to maturity securities	—	—	(15,311,311)
Proceeds from maturity of held to maturity securities	—	1,999,006	26,815,000
Capital expenditures	(7,051)	(157,818)	(92,138)

Net cash provided by (used in) investing activities	(7,051)	1,841,188	11,411,551

Cash flows from financing activities:
Proceeds from convertible debentures	20,000,000	3,000,000	—
Deferred finance charges related to convertible debentures	(565,000)	—	—
Proceeds from sales of common stock and warrants	24,081,249	35,397,153	13,275,024

Cash received from financing activities	43,516,249	38,397,153	13,275,024

Net (decrease) increase in cash and short-term cash investments	10,554,806	4,647,465	(331,860)
Cash and short-term cash investments:
Beginning of period	7,824,182	3,176,717	3,508,577

End of period	$18,378,988	$7,824,182	$3,176,717

Reconciliation of net loss to net cash used in operating activities
Net loss	$(26,299,866)	$(39,990,001)	$(31,264,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock purchase warrants	—	—	100,000
Non-cash stock issued for interest payment	525,000	—	—
Depreciation and amortization	93,580	101,352	69,978
Amortization of deferred financing costs	8,990	—	—
Amortization of discount on convertible debentures	682,000	—	—
Other fees		—	—
Unrealized (gains) losses from investments	(119,374)	152,559	662,229
Non-cash employee research and development (credit) expense	119,374	(152,559)	(662,229)
Changes in - Investment securities - trading	31,882	398,322	(156,466)
Other assets	(142,888)	220,650	188,269
Unconditional supply commitment	—	77,615	874,149
Accounts payable and other	(8,472,090)	3,751,186	5,170,090
Interest payable	619,000	—	—

Net cash used in operating activities:	$(32,954,392)	$(35,440,876)	$(25,018,435)

The accompanying notes are an integral part of the financial statements.

APHTON CORPORATION

Notes to the Financial Statements

1. Organization and Operations

Aphton is a biopharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of cancer and gastrointestinal disease. Aphton’s research and development efforts are based on its proprietary active immunization and monoclonal antibody technologies. Aphton’s technologies are based on key discoveries made by it as well as its deep understanding of the central role of gastrin, a naturally occurring hormone, and gastrin receptors. It is well documented in scientific literature that gastrin and gastrin receptors are critical to the onset, development, growth and spread of adenocarcinomas of the gastrointestinal system, including those found in the esophagus, stomach, pancreas, liver and throughout the colon and rectum.

Aphton’s lead product candidate is an immunotherapeutic called G17DT. Aphton has completed one Phase III clinical trial and it is in a second Phase III clinical trial for the treatment of pancreatic cancer with G17DT. Aphton also recently completed testing of G17DT in one Phase II clinical trial for the treatment of gastric cancer and one Phase II clinical trial for the treatment of colorectal cancer. On October 30, 2003, Aphton announced positive results from its Phase III randomized, double-blinded, placebo-controlled clinical trial of G17DT as monotherapy in patients with pancreatic cancer. Treatment with G17DT resulted in a median survival of 151 days, compared with 83 days for patients treated with placebo. Aphton has generated additional positive data in multiple human clinical trials using G17DT. In its studies to date, virtually no systemic toxicity has been observed. By comparison, currently approved drugs for the treatment of gastric, pancreatic and colorectal cancers have significant side effects.

Aphton’s fiscal year end was changed in March, 2001 from January 31 to December 31, effective for the 11 month period ending December 31, 2001.

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

Research and Development Expenses

Research and development costs are expensed as incurred. These costs include external and internal research and development costs, the salaries of dedicated personnel, the allocated salaries of personnel who also perform general and administrative tasks, the costs of the dedicated research and development facilities and the costs of contracted researchers. There is no allocation of administrative expense or corporate costs to research and development costs.

General and Administrative Expenses

General and administrative expenses represent expenses not clearly related to research and development expense. A significant portion of these expenses are related to intellectual property/patent legal costs and salaries, which are typically excluded from research and development according to Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs.”

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

Income Taxes

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach in accounting for income taxes. Under this method, the amount of deferred tax asset or liability is calculated by applying the provisions of enacted tax laws to the differences in the bases of assets and liabilities for financial and income tax purposes. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Per Share Data

The Company complies with SFAS No. 128, “Earnings per Share,” which specifies the computation, presentation and disclosure requirements for earnings per share. The Company’s basic loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding. The Company’s potential common shares are anti-dilutive, and accordingly, basic and diluted loss per share are the same. Such potential common shares consist of stock options and purchase warrants (See Note 8) and could potentially dilute basic earnings per share in the future.

Financial Instruments

The carrying amounts of financial instruments including cash equivalents, short-term investments, and accounts payable approximated fair value as of December 31, 2003 and December 31, 2002, because of the relatively short-term maturity of these instruments. Total convertible debentures were $10.7 million as of December 31, 2003 and $3 million as of December 28, 2002. The fair value of convertible debentures at December 31, 2003 and 2002 is approximately $14.2 million and $3.0 million, respectively, based on current market terms. Information regarding convertible debentures is included in Note 6.

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

Concentrations of Credit Risk

The Company’s short-term cash investments are held in several financial institutions and consist principally of insured money market accounts and cash management accounts that are collateralized by or invested in U.S. Government and U.S. Government agency securities.

Impairment of the Unconditional Supply Commitment

As discussed in Note 3, the Company has the unconditional right to receive supplies originally aggregating $9 million from Aventis Pasteur. The Company’s policy is to review the current market prices of available supplies, if any, to assure that they remain above the stated Aventis Pasteur contract price of the materials and that the right to receive the supplies remains unimpaired. Aventis Pasteur is one of the largest pharmaceutical vaccine manufacturers in the world. The Company monitors the financial performance of Aventis Pasteur to assure that they will continue to be able to perform under the contract, wherein the special order supplies are to be provided from supplies manufactured by Aventis Pasteur in large quantities and sold to many customers, including the U.S. Government, as part of Aventis Pasteur’s basic franchise (business). The contract allows for inflation based increases in the per unit costs of the supplies which the Company and Aventis Pasteur believe are sufficient to assure that there will be no future financial hardship incurred by Aventis Pasteur in the execution of the agreement.

Reclassifications

Certain amounts in the prior year’s financial statements and related notes have been reclassified to conform to the current year’s presentation.

Comprehensive Income

The Company complies with SFAS No. 130, “Reporting Comprehensive Income,” which established standards for reporting comprehensive income (defined to include net income, unrealized gains and losses on available-for-sale investment securities, foreign currency adjustments and certain other items not included in the income statement). The Company does not have elements of other comprehensive income other than net loss.

Stock Based Compensation

SFAS No. 148, Accounting for Stock-Based Compensation allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to use the intrinsic value method.

Pro forma information is required by SFAS No. 148 and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rates of 3.0%, 6.0% and 7.0%; dividend yield of 0% for all years; expected volatility factor of 100% for all years; and expected weighted average life of 19.3 years, 18.75 years and 19.75 years. The weighted average fair value of options granted during 2003, 2002 and 2001 was $2.95, $1.88, and $9.69, respectively.

The Company’s pro forma information follows for the years ended December 31, 2003 and 2002 and for the eleven months ended December 31, 2001 (000s omitted except per share amounts):

	2003	2002	2001
Net loss as reported	$(26,300)	$(39,990)	$(31,264)
Total stock-based compensation – determined under fair value based method for all awards	2,056	1,814	3,287
Pro forma net loss	$(28,356)	$(41,804)	$(34,551)
Net loss per share basic and diluted – as reported	$(1.02)	$(1.93)	$(1.87)
Net loss per share basic and diluted – pro forma	$(1.10)	$(2.01)	$(2.06)

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 did not have an impact on our financial position, results of operations or cash flows.

On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation of business enterprises of variable interest entities (“VIES”). FIN 46 was effective immediately for all variable interest entities created after January 31, 2003. In December 2003, the FASB issued a revision to FIN 46, which delayed the effective date to periods ending March 15, 2004 for all VIEs, other than Special Purpose Entities. We have not acquired any variable interest entities subsequent to January 31, 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial position, results of operations or cash flows.

3. License and Co-Promotion Agreements

In June 1998, Aphton and SmithKline Beecham (now GlaxoSmithKline) signed a Collaboration and License agreement, granting GlaxoSmithKline exclusive rights worldwide to Aphton’s GnRH-related patents and proprietary technology. The agreement covers the diagnosis, treatment and prevention of GnRH-related cancers and other diseases in humans. Human cancer indications for the anti-GnRH product are prostate, breast, ovarian and endometrial cancer. Additional medical indications for the anti-GnRH product are endometriosis, polycystic ovaries, uterine fibroids, contraception, infertility and precocious puberty. Under terms of the agreement, Aphton and GlaxoSmithKline are collaborating in a joint product development program, with GlaxoSmithKline responsible for clinical trials and regulatory approvals, and for worldwide marketing and distribution of approved products. The agreement uses a royalty mechanism based on product sales, in dollars, worldwide to determine Aphton’s revenues. As part of the Agreement, GlaxoSmithKline made an equity investment of $5,000,000 for 237,867 shares of newly issued Aphton common stock.

On February 14, 1997 Aphton signed an agreement with Pasteur Merieux Connaught (Rhone-Poulenc Group) which is now known as Aventis Pasteur, a leader in medical science and research and one of the world’s largest vaccine manufacturers and marketers, for a strategic alliance for all human cancer applications of the Company’s anti-gastrin immunogen product including stomach, colorectal, liver and pancreatic cancers. Under the terms of the 20-year license and co-promotion agreement, Aphton will be responsible for product development, clinical trials and regulatory agency approvals, and Aventis Pasteur will be responsible for promotion, advertising, marketing, distribution and sales of the anti-gastrin immunogen product in the United States, Canada, Europe (including the C.I.S. countries) and Mexico. In addition, Aphton and Aventis Pasteur entered into agreements providing for: (a) the supply of the anti-gastrin immunogen product from Aphton to Aventis Pasteur; and (b) the supply of certain components of the anti-gastrin immunogen product (as well as other Aphton products) from Aventis Pasteur to Aphton. Aventis Pasteur will fund the costs associated with product introduction, promotion, advertising and marketing throughout the territory covered by the agreement. Under the terms of the agreement, in addition to upfront consideration aggregating $10 million, including $1 million cash and the supply commitment (of material suitable for human use) of $9 million, Aphton will receive the majority of the profits from sales of the anti-gastrin immunogen product with the balance of profits to be retained by Aventis Pasteur.

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

Under the agreement, Aventis Pasteur shall have the right to terminate upon one hundred eighty (180) days prior notice to Aphton, in the event that it determines, following completion of Phase III clinical trials of the gastrointestinal cancer product (and receipt by Aventis Pasteur of the results and supporting data obtained in such trials), that for safety and efficacy reasons it does not wish to co-promote, market or sell the Product. In addition, either party may terminate the agreement by (a) mutual agreement, (b) for uncured material breach and (c) due to liquidation, insolvency, etc. Further, under the agreement, none of the aggregate $10 million consideration, either the cash or the Company’s rights to the full $9 million in unconditional supply commitment, is refundable to Aventis Pasteur under any conditions. There is no provision under the agreement for the unconditional supply commitment to be satisfied by Aventis Pasteur with a cash payment. (The $10 million license payment was recognized for tax purposes in the year ended April 30, 1997.)

4. Equipment and Improvements

At December 31, 2003 and 2002, equipment and improvements consisted of the following:

	December 31, 2003	December 31, 2002
Laboratory equipment	$682,693	$681,690
Leasehold improvements	398,232	398,232
Office and laboratory furniture and fixtures	261,315	255,267

	1,342,240	1,335,189
Less accumulated depreciation and amortization	(1,183,706)	(1,090,125)

	$158,534	$245,064

5. Accrued Liabilities

At December 31, 2003 and 2002, accrued liabilities was composed of:

	December 31, 2003	December 31, 2002
Accrued wages payable (see Note 7)	$836,587	$749,095
Employee benefits payable	277,877	252,578

	$1,114,464	$1,001,673

6. Convertible Debentures

Convertible debentures are comprised of the following at December 31, 2003 and 2002:

	December 31, 2003	December 31, 2002
Outstanding principal	$23,000,000	$3,000,000
Less: discounts	(12,261,508)	—

	$10,738,492	$3,000,000

As of December 31, 2003 we have outstanding $23.0 million in convertible debentures, up from $3.0 million as of December 31, 2002. Of the outstanding $23 million of convertible debentures at December 31, 2003, $3.0 million relates to our Series A Convertible Debenture, which was also the amount outstanding at December 31, 2002. Our Series A Convertible Debenture is a convertible, redeemable, five-year note that matures on December 19, 2007. The Series A Convertible Debenture bears interest at a rate of 11.0% per annum, payable annually. The debenture is convertible at the holder’s option at a conversion price equal to the average closing price of our common stock, as defined in the debenture, at the time of conversion. The Series A Convertible Debenture contains provisions that place a cap on the number of shares of our common stock issuable upon its conversion, such that the holder thereof shall not have the right to convert any portion of the Series A Convertible Debenture to the extent that after giving effect to such conversion the holders would beneficially own more than 19.99% of the number of shares of our common stock outstanding immediately prior to such conversion.

The remaining $20.0 million in convertible notes were issued in two tranches to accredited investors during the six months ended June 30, 2003. On March 31, 2003, we entered into an agreement for the private placement sale of convertible, redeemable, 5-year, interest-bearing notes and warrants to three institutional investors, including a substantial participation by two existing investors in Aphton. On April 4, 2003, we issued $15.0 million of convertible, redeemable, 5-year, interest-bearing senior convertible notes (which we refer to as our 2003 senior convertible notes) and 5-year warrants to purchase an aggregate total of 1,080,000 shares of our common stock to various accredited investors. We received net proceeds of $19.6 million, after a 1% finder’s fee and legal expenses from this first tranche. On June 12, 2003 we issued an additional $5 million of our 2003 senior convertible notes and a 5-year warrant to purchase an aggregate total of 360,000 shares of our common stock to an accredited investor. The second tranche has an excess beneficial conversion amount. We received net proceeds of $4.8 million, after a 3% finder’s fee and legal expenses relating to the second tranche. The calculation of the beneficial conversion for the second tranche is approximately $4.7 million greater than the face amount of the note after attributing value to the detachable warrants. The senior convertible notes mature on March 31, 2008. The senior convertible notes bear interest at a rate of 6.0% per annum, payable quarterly in cash or shares of our common stock, at our option. The resale by the accredited investors of the shares issuable upon conversion of the debentures and exercise of the warrants is registered under two registration statements on Form S-3 that we filed with the Securities and Exchange Commission.

The senior convertible notes are convertible at a fixed price of $2.50 per share, unless otherwise adjusted prior to conversion pursuant to the price adjustment provisions set forth therein. The conversion price of the senior convertible notes will be lowered in the event of a sale by us of our common stock or securities convertible into our common stock at a per share offering price less than the conversion price of the senior convertible notes in effect immediately prior to such sale. The warrants are exercisable into shares of our common stock at $2.70 per share, unless otherwise adjusted prior to exercise pursuant to the price adjustment provisions that are substantially similar to those set forth in the senior convertible notes. The senior convertible notes and the warrants contain provisions that place a cap on the numbers of shares of our common stock issuable upon their conversion or exercise, such that the holders thereof shall not have the right to convert any portion of the notes to the extent that after giving effect to such conversion the holders would beneficially own more than 19.99% or 4.99%, as the case may be for the respective holder, of the number of shares of our common stock outstanding immediately prior to such conversion or exercise. We have the right and obligation to redeem the notes under certain conditions at any time after the third year from the issuance date. During 2003 $525,000 of interest payments were satisfied by the issuance of common stock.

The Company recorded a discount to the convertible notes, and a corresponding entry to additional paid in capital, in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” There was an initial discount calculated against the value of the notes of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and the relative fair value of the detachable warrants of $4.6 million on the notes. The beneficial conversion feature (BCF) represents the non-detachable conversion feature that is in-the-money at the commitment date and is valued by allocating a portion of the proceeds from the issuance of the convertible debentures equal to the intrinsic value of that feature to additional paid-in-capital with the value limited to the amount of the proceeds allocated to the convertible instrument limited to the face value of the note. The aggregate discount relating to the warrants and BCF will be amortized to interest expense using the effective interest rate method over the life of the debentures. The unamortized discount as of December 31, 2003 is $12.3 million, which is offset against the $23.0 million and is shown as $10.7 million of convertible debentures in the accompanying financial statements. Through December 31, 2003, we recognized approximately $1,169,000 as interest expense from the amortization of the discount that arose from the BCF and warrants. The Company incurred costs of approximately $565,000 in connection with the convertible debentures issued in April and June 2003 which primarily consisted of the finder’s fees and legal and accounting expenses. These costs will be amortized to interest expense over the life of the debentures using the effective interest rate method. Through December 31, 2003, we recognized approximately $9,000 as interest expense from the amortization of these debt issuance costs.

7. Investment Securities

Securities classified as trading at December 31, 2003 and 2002 are summarized below. Estimated fair value is based on quoted market prices for these or similar investments.

December 31, 2003	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trading securities (carried at fair value):	$717,213	$119,374	$—	$836,587

December 31, 2002	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trading securities (carried at fair value):	$901,654	$—	$152,559	$749,095

The Company held no available-for-sale or held-to-maturity investment securities at December 31, 2003 or 2002.

The Company’s trading securities consist of mutual funds and relate to a Company plan whereby certain individuals may forego immediate receipt of wages. In connection therewith, the Company establishes a liability for accrued wages and records the related compensation expense as services are performed. Further, the Company segregates an amount of funds in investment accounts equal to the liability for accrued wages. The investment accounts (trading securities) remain assets of the Company, and are subject to the general creditors of the Company. Upon transfer of the funds to the investment accounts, the employees direct the specific investment of the funds. The changes in value in the investment accounts (trading securities) are recognized as unrealized gains and losses in the statements of operations, with a corresponding increase or decrease to research and development expense and the liability for employees’ wages and benefits. Unrealized holding gains on trading securities and the corresponding increase in research and development expense totaled approximately $119,000 in the year ended December 31, 2003. Unrealized holding losses on trading securities and the corresponding decrease in research and development expense totaled approximately $150,000 in the year ended December 31, 2002. Unrealized holding losses on trading securities and the corresponding decrease in research and development expense totaled approximately $660,000 in the eleven month period ended December 31, 2001.

8. Common Stock, Preferred Stock and Purchase Warrants

Common Stock

On February 25, 2003, Aphton sold 500,000 shares of registered common stock at $2.96 per share and received net proceeds of $1.3 million. Aphton also sold warrants to purchase an additional 150,000 shares of common stock for $18,750 and these warrants were exercised in November 2003. The company received net proceeds from the exercise of these warrants of $0.4 million.

On July 1, 2003, Aphton issued 31,191 shares of common stock in payment of $0.3 million of interest due on $20 million convertible debentures.

On September 18, 2003, Aphton sold 3,919,999 shares of common stock at $5.80 per share and received net proceeds of $21.4 million. In addition, Aphton issued 980,000 warrants exercisable at $8.12 per share.

On October 1, 2003, Aphton issued 54,428 shares of common stock in payment of $0.3 million of interest due on $20 million convertible debentures.

On December 31, 2003, Aphton sold 360,000 shares of registered common stock through the exercise of warrants held by one of the holders of its convertible debentures and received $972,000 net proceeds.

Preferred Stock

The Company has 4,000,000 shares of authorized preferred stock, none of which has ever been issued.

Purchase Warrants and Stock Options

Each purchase warrant (“warrant”) or stock option (“option”) described below is exercisable for one share of common stock. The terms of the warrants and options range from 5 to 23 years. In December, 1999 there were 1,000,000 options with an exercise price of $14.75 reserved for future use of which 810,360 were issued in the eleven month period ended December 31, 2001. In November, 2002 there were 1,000,000 options with an exercise price of $1.91 reserved for future use of which 909,180 were issued in the year ended December 31, 2002.

The Company has a stock option plan named the “Aphton Corporation 1999 Incentive and Reward Plan, as amended” (the “Plan”) that was established in December 1999. The plan was amended in April 2003 in order to increase the number of authorized shares subject to option awards to 2,500,000. On July 8, 2003, the Company filed a Form S-8 with the Securities and Exchange Commission registering 3,906,000 shares of common stock. The shares of common stock that were registered pursuant to the Form S-8 constitute all options authorized to be granted under the Company’s Plan and all options granted pursuant to warrants since the inception of the Company.

At December 31, 2003 there were 1,944,540 options outstanding under the Plan and 555,460 options reserved under the Plan for future use. Subsequent to year end, in January 2004, Aphton issued an additional 425,000 options under the Plan with an exercise price of $7.80 per share.

The following table summarizes stock option activity over the past three fiscal years:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at January 31, 2001	1,725,400	$14.37

Granted	810,360	$14.75
Exercised	—	N/A

Outstanding at December 31, 2001	2,535,760	$14.49

Granted	909,180	$1.91
Exercised	(80,000)	$0.25

Outstanding at December 31, 2002	3,364,940	$11.43
Granted	225,000	$3.00
Exercised	—	N/A

Outstanding at December 31, 2003	3,589,940	$10.90

Exercisable at December 31, 2001	2,064,484	$14.43
Exercisable at December 31, 2002	2,577,988	$12.44
Exercisable at December 31, 2003	3,066,217	$11.32

For options outstanding and exercisable at December 31, 2003, the exercise price ranges and average remaining lives were:

Options Outstanding and Exercisable

Range of Exercise Prices	Number Outstanding	Average Period(1)	Average Price(2)	Number Exercisable	Average Period(1)	Average Price(2)
$ 1.91 to $14.00	1,586,580	13.9	$5.29	1,329,793	12.9	$5.94
$14.01 to $14.99	1,580,360	15.5	$14.75	1,313,424	14.8	$14.75
$15.00 to $24.00	423,000	12.0	$17.42	423,000	12.0	$17.42

	3,589,940	15.7	$10.88	3,066,217	15.2	$11.32

(1)	Weighted average remaining years
(2)	Weighted average exercise price

The following table summarizes purchase warrant activity over the past three fiscal years:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at January 31, 2001		N/A
Granted	—	N/A
Exercised	—	N/A

Outstanding at December 31, 2001	—	N/A

Granted	—	N/A
Exercised	—	N/A

Outstanding at December 31, 2002	—	N/A
Granted	2,570,000	$4.78
Exercised	(510,000)	$2.77

Outstanding at December 31, 2003	2,060,000	$5.28

Exercisable at December 31, 2003	2,060,000	$5.28

For warrants outstanding and warrants outstanding and exercisable at December 31, 2003, the exercise price ranges and average remaining lives were:

Warrants Outstanding and Exercisable

Range of Exercise Prices	Number Outstanding	Average Period(1)	Average Price(2)	Number Exercisable	Average Period(1)	Average Price(2)
$ 2.70 to $ 8.12	2,060,000	4.4	$5.28	2,060,000	4.4	$5.28

	2,060,000	4.4	$5.28	2,060,000	4.4	$5.28

(1)	Weighted average remaining years
(2)	Weighted average exercise price

At December 31, 2003, common shares reserved for future issuance are as follows:

Stock Option (including 555,460 not issued)	2,500,000
Warrants	2,060,000
Senior convertible debentures	8,000,000
Series A convertible debenture	472,888

Total	13,032,888

9. Income Taxes

Gross deferred tax assets result primarily from net operating loss and income tax credit carryforwards. Realization of these assets is dependent on the Company’s ability to generate sufficient future taxable income, prior to the expiration of the carryforwards, which is dependent on the completion of research and development activities and successful marketing of the Company’s various products. Due to the uncertainties related to the above and in accordance with guidance contained in SFAS No. 109, a valuation allowance has been provided for these deferred tax assets. Accordingly, these assets do not appear in the Company’s balance sheet at December 31, 2003 and 2002. The changes in the valuation allowance in the years ended December 31, 2003 and 2002 and in the eleven month period ended December 31, 2001 were $14,424,000, $9,580,000 and $13,611,000, respectively.

Deferred tax assets consisted of:	December 31, 2003	December 31, 2002
Net operating losses	$51,000,000	$41,207,000
Deferred license payment revenues	3,800,000	3,800,000
Expenses deductible in future periods	423,000	381,000
Federal and State tax credits	8,226,000	3,637,000

Total deferred tax assets	63,449,000	49,025,000
Valuation allowance	(63,449,000)	(49,025,000)

Net deferred tax assets	$—	$—

At December 31, 2003, for Federal income tax purposes, the Company had net operating loss carryforwards of approximately $161,229,000 and various income tax credit carryforwards, primarily research and experimentation, aggregating $3,480,000, which expire at various dates through 2024.

At December 31, 2003, for California income tax purposes, the Company had various income tax credit carryforwards, primarily research and experimentation, aggregating $4,747,000, which expire at various dates through 2024.

The reconciliation of income tax computed at the U.S. federal statutory rate applied to the Company’s net loss is as follows:

	Year ended December 31, 2003	Year ended December 31, 2002	Eleven months ended December 31, 2001
Tax at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal benefit	(4.00)%	(4.00)%	(4.00)%
Non-deductible items and other	0.65%	0.65%	0.65%
Change in valuation allowance	37.35%	37.35%	37.35%

	—%	—%	—%

10. Commitments

The Company has noncancelable facilities leases expiring at various dates through December 31, 2008. The leases provide various options to renew. The minimum rental commitment for the year ending December 31, 2004 is $241,000, for the year ended December 31, 2005 is $163,000, for the year ended December 31, 2006 is $126,000, for the year ended December 31, 2007 is $68,000, for the year ended December 31, 2008 is $22,000 and none thereafter. Rental expense for these leases for the year ended December 31, 2003 was approximately $176,000, December 31, 2002 was approximately $152,000 and for the eleven month period ended December 31, 2001 was approximately $73,000. Rental expense is allocated between research and development expense and general and administrative expense, based on use, in the accompanying statements of operations.

11. Selected Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002 are summarized below.

Statement of Operations Data: For the year December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Research and development expenses	$4,352,234	$6,652,299	$5,537,669	$5,336,079
Dividend and interest income	$13,710	$16,775	$12,602	$34,645
Net loss	$(4,922,947)	$(7,818,840)	$(7,005,478)	$(6,552,601)
Basic and diluted net loss per share	$(0.20)	$(0.32)	$(0.28)	$(0.23)
Weighted average shares outstanding	24,534,972	24,701,639	25,255,552	28,778,018

Statement of Operations Data: For the year December 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Research and development expenses	$9,690,247	$9,311,658	$10,180,407	$8,650,017
Dividend and interest income	$22,288	$49,325	$29,011	$13,915
Net loss	$(10,087,036)	$(9,834,698)	$(10,923,844)	$(9,294,423)
Basic and diluted net loss per share	$(0.54)	$(0.49)	$(0.52)	$(0.40)
Weighted average shares outstanding	18,740,210	20,101,639	20,966,639	23,188,386

The sum of the quarterly basic and diluted net loss per share does not equal the basic and diluted net loss per share for the years ended December 31, 2003 and 2002 as a result of rounding.

12. Subsequent Events

In March 2004, the Company sold 8,050,000 shares of registered common stock at $6.50 per share receiving gross proceeds of approximately $52.3 million and net proceeds of approximately $48.0 million.

Exhibit Index

21	List of subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Certified Public Accountants.

31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frederick W. Jacobs, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frederick W. Jacobs, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.