Form 10-K/A
period 2003-12-31
APHTON CORP
filed 2004-04-29
CIK 840319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-19122

APHTON CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3640931
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 S.W. 8th Street Miami, Florida	33130
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 374-7338

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

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

The number of shares outstanding of the Registrant’s common stock (as of April 17, 2004): 37,630,558 shares

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on March 15, 2004 (the “Report”), and is being filed solely for the purpose of providing information required by Part III, Item 10 through Item 14 which the registrant originally intended to incorporate by reference from the registrant’s proxy statement for the 2004 Annual Meeting of Stockholders. The reference on the cover of the Report to the incorporation by reference of Registrant’s Definitive Proxy Statement into Part III of the Report is hereby amended to delete that reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Board of Directors

Our Board of Directors currently consists of eight directors, divided into three classes with members of each class of directors serving for staggered three-year terms. Our current Board members and classifications are as follows:

Class 1	Class 2	Class 3
David H. Sachs, M.D.	Patrick T. Mooney, M.D.	Philip C. Gevas

Robert S. Basso	Georges Hibon	William A. Hasler

James F. Smith	Nicholas John Stathis

The term of the Class I directors will expire at the 2005 Annual Meeting of Stockholders, the term of the Class II directors will expire at the 2006 Annual Meeting of Stockholders and the term of the Class III directors will expire at the 2004 Annual Meeting of Stockholders. The age indicated and other information in each director’s biography is as of April 17, 2004.

David H. Sachs, M.D., 62, has served as a director of our company since 2003. Since 1991, Dr. Sachs has served as the Director of the Transplantation Biology Research Center at Massachusetts General Hospital and Professor of Surgery and Immunology at the Harvard Medical School. Dr. Sachs is also a member of the Institute of Medicine of the National Academy of Sciences. Dr. Sachs has published over 650 articles in scientific journals. Dr. Sachs serves as Chairman of the Scientific Advisory Board of Immerge Biotherapeutics, Inc., a company developing therapeutic applications for xenotransplantation, and serves on the Scientific Advisory Board of the Lombard Odier Immunology Fund, a Swiss mutual fund.

Robert S. Basso, 59, has served as a director of our company since 1984. Since July 2003, Mr. Basso has been Executive Vice President of National Financial, a Fidelity investments company providing clearing services and execution products. From January 1990 through June 2003, Mr. Basso served as Chairman and President of Correspondent Services Corporation (CSC), a subsidiary of UBS PaineWebber Inc., a brokerage firm, providing clearing, execution, settlement, administrative and management information services, and as Managing Director of UBS PaineWebber Inc.

James F. Smith, 54, has served as a director of our company since January 2004. Since September 2001, Mr. Smith has served as Vice President and Global Controller of Ansell Ltd., a healthcare solutions provider. From July 2000 through January 2001, Mr. Smith served as Vice President, Global Finance of the Agricultural Chemicals Group of BASF, a pharmaceutical and biotechnology company. From April 1997 through July 2000, Mr. Smith served as Vice President, Global Finance of the Agricultural Chemicals Group of Wyeth, a pharmaceutical and biotechnology company. Mr. Smith is a certified public accountant and worked for PricewaterhouseCoopers for almost eight years, including as a Manager responsible for managing audit engagements for public companies.

Patrick T. Mooney, M.D., 36, has served as a director of our company since January 2004. Dr. Mooney was named our President and Chief Executive Officer in January 2004. From April 2003 through January 2004, Dr. Mooney served as our Chief Medical Officer. Prior to that, Dr. Mooney gained significant experience in the private sector healthcare and biotechnology fields at financial institutions and a biotechnology company. Specifically, Dr. Mooney served as Vice President, Senior Biotechnology Analyst for Thomas Weisel Partners, LLC, a full services investment firm, from August 2001 through April 2003. During 2000 and 2001, Dr. Mooney served as Vice President, Senior Biotechnology Analyst for Janney Montgomery Scott, LLC, a full services investment firm, and Senior Director, Business Development and Investor Relations for Cell Pathways, Inc., a biotechnology company. From 1998 through 2000, Dr. Mooney served as a surgical resident at Thomas Jefferson University Hospital and an analyst for Villanova Capital Management, Inc., an asset management firm.

Georges Hibon, 66, has served as a director of our company since 2001. From 1990 to 1998, Mr. Hibon was with Pasteur Merieux Connaught, now Aventis Pasteur, a biopharmaceutical company focused on the development of vaccines, most recently as Chief Executive Officer of PMC North America. Prior to that, Mr. Hibon was President of Merck France, a pharmaceutical company. Mr. Hibon has been awarded the honor of “Chevalier de la Legion d’Honeur” by the French government for outstanding military and civilian accomplishments. Mr. Hibon also serves on the boards of Epimmune Inc., a biopharmaceutical company focused on the development of vaccines, and Cerep S.A., a pharmaceutical company.

Nicholas J. Stathis, Esq., 80, has served as a director of our company since 1994. Previously, Mr. Stathis served as counsel at White & Case LLP, was a partner at Botein, Hays & Sklar; Watson, Leavenworth, Kelton & Taggart; and at Hopgood, Calimafde, Kalil, Blaustein & Judlowe. Mr. Stathis practiced in all areas of patent, trademark, copyright and unfair competition law.

Philip C. Gevas, 70, has served as a director since co-founding our company in 1981. Mr. Gevas previously served as our President and Chief Executive Officer from 1981 through January 2004. Mr. Gevas conceived and directed the development of Aphton’s inventions which have resulted in numerous patents for Aphton relating to the treatment of colorectal, pancreatic, liver, esophageal and stomach cancers, and gastroesophageal reflux disease (GERD). After serving as an officer in the United States Air Force, Mr. Gevas had experience in the defense industry in management, science and engineering.

William A. Hasler, 62, has served as a director of our company since 1991. Mr. Hasler previously served as our Co-Chief Executive Officer from July 1998 through January 2004. From August 1991 to July 1998, Mr. Hasler served as Dean of the Haas School of Business at the University of California at Berkeley. Prior to that, he was both Vice Chairman and a director of KPMG LLP, a professional services firm. Mr. Hasler also serves on the boards of Mission West (a real estate investment trust), Technical Olympic USA, Inc. (a homebuilder), DiTech Communications (a global telecommunications equipment supplier for voice networks), Schwab Funds (a mutual fund company), Genitope Corp. (a biotechnology company) and Stratex Networks (a provider of high-speed wireless transmission solutions), and is Chairman of the Board of Solectron Corp. (a provider of electronics manufacturing services). Mr. Hasler is a trustee of Pomona College. He is a certified public accountant.

Executive Officers and Key Employees

Our executive officers and key employees, their ages and positions, as of April 17, 2004, are as follows:

Name	Age	Position
Patrick T. Mooney, M.D.	36	President, Chief Executive Officer and Director

Frederick W. Jacobs	48	Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer

Dov Michaeli, M.D.	68	Senior Vice President, Global Development and Medical Science and Chief Medical Officer

Paul Broome	54	Vice President and Medical Director for Global Clinical Trials and Regulatory Affairs

Richard Ascione, Ph.D.	67	Vice President and Director, Laboratory of Molecular Medicine

Theo de Roij, Ph.D.	54	Vice President, Business and Product Development

Stephen Grimes, Ph.D.	52	Vice President, Laboratory of Immunology

Stephen L. Karr, Jr., Ph.D.	56	Vice President and General Manager, Laboratory of Immunobiology

Below is a summary of the business experience of each of our executive officers who does not serve on our Board of Directors. The business experience of Dr. Mooney appears under the caption Board of Directors set forth above.

Frederick W. Jacobs. Since November 2002, Mr. Jacobs has served as Chief Financial Officer. Mr. Jacobs has been with us since 1989. Since 1989, Mr. Jacobs has been Chief Accounting Officer and since 1997, he has been Vice President and Treasurer. Previously, Mr. Jacobs was Chief Financial Officer of BestCare, a Health Maintenance Organization from 1986 to 1989 and before that served on the staff of PricewaterhouseCoopers (then Coopers & Lybrand) providing audit and tax services. Mr. Jacobs is a certified public accountant.

Dov Michaeli, M.D. Dr. Michaeli has served as our Chief Medical Officer since January 2004. Since 1990, Dr. Michaeli served as our Senior Vice President, Global Development and Medical Science. Dr. Michaeli has been with us since 1989. Prior to joining Aphton, Dr. Michaeli was a professor at the University of California, San Francisco (Departments of Biochemistry and Surgery) for twenty years. Dr. Michaeli has numerous patents and over fifty published articles and book chapters. Dr. Michaeli received his M.D. from the University of California, San Francisco and his Ph.D. from University of California, Berkeley.

Paul Broome, MB., Ch.B., MFPM. Since 1994, Dr. Broome has served as our Vice President and Medical Director for Global Clinical Trials and Regulatory Affairs. His years of clinical experience includes the responsibility at Glaxo for clinical trials which provided data for US (FDA) and the United Kingdom Medicines Control Agency (MCA) registration of the indication for ranitidine (Zantac) as maintenance therapy, which became the world’s largest-selling drug. Prior to joining Aphton, Dr. Broome was Medical Director in the United Kingdom which provides services ranging from consulting and R&D through clinical trials, regulatory affairs and the registration of drugs for marketing approval from government regulatory agencies. Dr. Broome received his MB., Ch.B and MFPM from the University of Sheffield Medical School, United Kingdom.

Key Employees

Below is a summary of the business experience of each of our key employees.

Richard Ascione, Ph.D. Since 1994, Dr. Ascione has served as our Vice President, Director of Aphton’s Laboratory of Molecular Medicine. Dr. Ascione directs R&D in the area of Molecular Biology and works closely with our Laboratory of Immunobiology in research and product development. Previously, Dr. Ascione was a professor in the Department of Experimental Oncology and Associate Director of the Center for Molecular and Structural Biology at the Hollings Cancer Center and the Medical University of South Carolina, respectively, in Charleston, South Carolina. Earlier, Dr. Ascione was with the National Cancer Institute (NCI) of the National Institutes of Health (NIH), where he served as Deputy Chief of NCI’s Laboratory of Molecular Oncology. Dr. Ascione has published over sixty-five peer-reviewed papers, several book chapters and articles related to the molecular biology and gene regulation of cancer, human retroviruses and HIV/AIDS. Mr. Ascione received his Ph.D. from Princeton University.

Theo de Roij, Ph.D., D.V.M. Since September 1998, Dr. de Roij has served as our Vice President, Business and Product Development. Prior to joining us in 1998, Dr. de Roij served for more than one year as Director of Business Development at GlaxoSmithKline Biologicals S.A., responsible for its worldwide business development activities. Previously, Dr. de Roij was employed by the Animal Health Division of Solvay, S.A., where he held several senior positions, including responsibility for worldwide business development and strategic planning. Mr. de Roij received his Ph.D and his D.V.M. from Utrecht University in the Netherlands.

Stephen Grimes, Ph.D. Since 1998, Dr. Grimes has served as Vice President of the Laboratory of Immunology. Dr. Grimes joined us immediately after our founding, serving in a variety of positions, including Research Scientist and Project Director. Dr. Grimes is responsible for research and development in immunology and for the experimental design and implementation of immunology-based projects. He also serves as the principal scientific deputy for our clinical trials. Dr. Grimes is a co-inventor of numerous of our issued patents and additional patents in preparation and pending. Dr. Grimes joined us upon finishing his doctoral dissertation at the University of California, Davis. Dr. Grimes received his Ph.D. from the University of California, Davis.

Stephen L. Karr, Jr., Ph.D. Since 1998, Dr. Karr has served as Vice President and General Manager of the Laboratory of Immunobiology. Dr. Karr has been with us since 1983 serving in a variety of positions, including Research Scientist, Laboratory Manager and General Manager, Laboratory of Immunobiology. He is responsible for the Laboratory’s daily operations, including program planning, budgeting and control. As Project Manager, Dr. Karr is responsible for the experimental design and implementation of special projects. Dr. Karr, who is also an immunoparasitologist, is an inventor of numerous of our patents. Dr. Karr has sixteen publications and had presented twenty papers prior to joining us. Dr. Karr received his Ph.D. from the University of California, Davis.

Audit Committee of the Board of Directors

Our Board of Directors has an Audit Committee, consisting of Messrs. Smith (Chairman), Hibon and Basso. The Audit Committee is composed of independent directors (as such term is defined under Nasdaq Marketplace Rule 4200(a)(15)). Our Audit Committee generally has responsibility for appointing, overseeing and determining the compensation of our independent certified public accountants, reviewing the plan and scope of the accountants’ audit, reviewing our audit and control functions, approving all non-audit services provided by our independent certified public accountants and reporting to our full Board of Directors regarding all of the foregoing. Additionally, our Audit Committee provides our Board of Directors with such additional information and materials as it may deem necessary to make our Board of Directors aware of significant financial matters that require its attention. Our Audit Committee’s goals and responsibilities are set forth in an Audit Committee Charter, which is available to view at our website, www.aphton.com. The Board of Directors designated James F. Smith the “audit committee financial expert” as defined by SEC rules.

Stockholder Nominees to the Board of Directors

If a stockholder wishes to recommend a nominee for director, written notice should be sent to the Secretary in accordance with the instructions that will be set forth in the proxy statement for the 2004 Annual Meeting of Stockholders. Each written notice must set forth: (1) the name and address of the stockholder of record who is making the nomination and the name and address of the beneficial owner, if any, on whose behalf the proposal is made; (2) the class and number of shares of Aphton common stock which are owned beneficially and of record by such stockholder of record and by the beneficial owner, if any, on whose behalf the proposal is made; (3) a description of all arrangements and understandings between the stockholder and each candidate for director and any other person or persons (naming such person) pursuant to which the nomination is to be made; (4) the name, age, business address and residence address of the candidate; (5) the class and number of shares of common stock of Aphton owned beneficially and of record by the candidate; (6) the candidate’s consent to being named in the proxy statement and to serving as a director if elected; and (7) such other information regarding a candidate as would be required to be included in a proxy statement, including information with respect to a candidate’s independence as defined under the rules and regulations promulgated by the SEC and The Nasdaq Stock Market and information regarding the candidate’s attributes that the Nominating Committee would need to consider in order to assess whether such candidate would qualify as an “audit committee financial expert” as defined by the rules and regulations promulgated by the SEC.

The Nominating Committee will evaluate the suitability of potential candidates nominated by stockholders in the same manner as other candidates identified to the Nominating Committee. In making its nominations, the Nominating Committee identifies candidates who meet the current challenges and needs of the Board of Directors. In making such decisions, the Nominating Committee considers, among other things, an individual’s business experience, industry experience, financial background and experiences and whether the individual meets the independence requirements of the Nasdaq Stock Market.

Family Relationships

There are no family relationships between or among any of the directors and/or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission reports of changes in their ownership of common stock. Officers, directors and greater than 10% stockholders are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied.

Code of Ethics

On January 29, 2004, the Board of Directors approved and adopted our Code of Ethics for Senior Financial Officers. The Code of Ethics for Senior Financial Officers sets forth standards of conduct applicable to our Chief Executive Officer and our Chief Financial Officer to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, and compliance with applicable governmental rules and regulations. In addition, on January 29, 2004, the Board of Directors approved and adopted our Code of Business Conduct and Ethics for all of our officers, directors and employees. Our Code of Ethics for Senior Financial Officers and our Code of Business Conduct and Ethics are available to view at our website, www.aphton.com.

ITEM 11. EXECUTIVE COMPENSATION

The following table presents certain summary information concerning compensation earned for services rendered in all capacities by the individuals who served as Chief Executive Officer of the Company during 2003, as well as our other four most highly compensated executive officers (the “Named Executive Officers”) whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2003.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation				Long Term Compensation Awards	All Other Compensation($)
		Salary($)	Bonus($)	Other Annual Compensation($)		Securities Underlying Options(#)
Philip C. Gevas (1) Chairman, Director and Former Chief Executive Officer and President	2003 2002 *2001 2001	200,000 200,000 183,333 200,000	200,000 200,000 183,333 200,000	* * * *	* * * *	— 300,000 — —	15,210 15,210 13,942 15,210	(2) (2) (2) (2)
William A. Hasler (3) Vice-Chairman, Director and Former Co-Chief Executive Officer	2003 2002 *2001 2001	180,000 180,000 165,000 180,000	— — — —	* * * *	* * * *	— 150,000 — —	— — — —
Patrick T. Mooney, M.D. (4) President, Chief Executive Officer and Director	2003 2002 *2001 2001	180,000 — — —	— — — —	* * * *	* * * *	200,000 — — —	— — —
Frederick W. Jacobs Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer	2003 2002 *2001 2001	142,708 66,150 55,733 60,800	— — — —	* * * *	* * * *	— — — —	— — — —
Dov Michaeli Senior Vice President, Global Development and Medical Science and Chief Medical Officer	2003 2002 *2001 2001	230,000 150,000 137,000 150,000	— 60,000 55,000 60,000	* * * *	* * * *	— 75,000 — —	— — — —
Paul Broome Vice President and Medical Director for Global Clinical Trials and Regulatory Affairs	2003 2002 *2001 2001	181,500 135,000 121,000 135,000	— 30,000 27,000 30,000	* * * *	* * * *	— 30,000 50,000 —	— — — —

*	For the eleven month fiscal period ended December 31, 2001.
**	Value of perquisites and other personal benefits paid does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the executive officer.
(1)	Mr. Gevas resigned as our Chief Executive Officer and President in January 2004.
(2)	This amount constitutes the premium we paid for a life insurance policy. Mr. Gevas will receive the cash surrender value under the life insurance policy.
(3)	Mr. Hasler resigned as our Co-Chief Executive Officer in January 2004.

(4)	Dr. Mooney became our Chief Medical Officer in April 2003 and became our President, Chief Executive Officer and a Director in January 2004. Dr. Mooney became an executive officer upon being named President and Chief Executive Officer in January 2004.

Stock Option Grants and Exercises

The following table provides certain information concerning individual grants of stock options under our 1999 Incentive and Reward Plan, as amended, made during the year ended December 31, 2003 to the Named Executive Officers:

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted(#)	Percent of Total Options Granted To Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%($)	10%($)
Philip C. Gevas	—	—	—	—	—	—
William A. Hasler	—	—	—	—	—	—
Patrick T. Mooney, M.D.(1)	200,000	100%	2.55	4/15/23	843,182	2,921,025
Frederick W. Jacobs	—	—	—	—	—	—
Dov Michaeli	—	—	—	—	—	—
Paul Broome	—	—	—	—	—	—

(1)	Dr. Mooney was granted these options when he joined us as Chief Medical Officer. We did not grant any other options to employees during 2003.
(2)	Amounts for the named executive officers shown under the “Potential Realizable Value” columns have been calculated by (a) multiplying (i) the exercise price and (ii) the sum of 1 plus the adjusted stock price appreciation rate (the assumed annual appreciation rate shown, compounded for the term of the options), (b) subtracting the exercise price per share and (c) multiplying the gain per share by the number of shares covered by the options.

The following table provides information regarding the options exercised by the Named Executive Officers during the year ended December 31, 2003 and the value of options outstanding for such individuals at December 31, 2003:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In- The-Money Options at Fiscal Year-End($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Philip C. Gevas	—	—	900,000	—	1,227,000	—
William A. Hasler	—	—	321,000	—	613,500	—
Patrick T. Mooney, M.D.	—	—	—	200,000	—	690,000
Frederick W. Jacobs	—	—	63,000	—	81,800	—
Dov Michaeli	—	—	295,000	50,000	102,250	204,500
Paul Broome	—	—	37,250	42,750	24,540	98,160

(1)	In accordance with the rules of the Commission, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of the last column of this table, fair market value is deemed to be $6.00 per share, the closing price of the Common Stock on December 31, 2003, the last trading day of the fiscal year.

Compensation of Directors

In 2003, our outside directors, whom we consider to be those directors who are not officers, employees or consultants of our company, received an annual fee of $25,000 and reimbursement of reasonable out-of-pocket expenses incurred for attendance at Board and Board committee meetings. Commencing in 2003, each non-employee director, upon his initial election or appointment to the Board of Directors is granted non-qualified stock options to purchase 25,000 shares of common stock with a per share exercise price equal to the fair market value per share of our common stock at the grant date. During 2003, Dr. Sachs was granted 25,000 options with an exercise price of $6.50 per share upon his appointment to the Board. Directors who are officers, employees or consultants did not receive any additional compensation for their services as a director.

On January 29, 2004, our Board of Directors approved three year consulting arrangements with Messrs. Gevas and Hasler pursuant to which Mr. Gevas will receive $400,000 annually and Mr. Hasler will receive $150,000 annually.

Employment Agreements

Patrick T. Mooney, M.D.

On January 29, 2004, our Board of Directors approved a three year employment arrangement pursuant to which Dr. Mooney will receive $400,000 annually. Our Board of Directors also approved a grant of 400,000 stock options to Dr. Mooney in connection with his appointment as President and Chief Executive Officer.

Compensation Committee Interlocks and Insider Participation

Messrs. Basso, Stathis and Smith comprised the Compensation Committee in 2003. None of these persons served as an officer or employee of ours during fiscal year 2003. There were no material transactions between us and any of the members of the Compensation Committee during fiscal year 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at April 17, 2004 regarding beneficial ownership of our common stock by

•	each person (or group of affiliated persons) who we know to beneficially own more than 5% of the outstanding shares of our common stock;

•	each of our current directors and our named executive officers; and

•	all of our current executive officers and directors as a group.

The percentage of beneficial ownership is based on 37,630,558 shares of our common stock outstanding on April 17, 2004.

This table is based on information supplied to us by our executive officers, directors, and principal stockholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent Owned(1)
Citigroup(2)	5,515,142		14.6%
Heartland Advisors, Inc.(3)	5,513,145		14.6%
Patrick T. Mooney, M.D.	50,000	(4)	*
Philip C. Gevas	2,407,350	(5)	6.2%
William A. Hasler	391,000	(6)	1.0%
David H. Sachs, M.D.	25,000	(4)	*
Robert S. Basso	136,166	(7)	*
James F. Smith	25,000	(4)	*
Georges Hibon	54,000	(4)	*
Nicholas J. Stathis, Esq.	193,000	(8)	*
Frederick W. Jacobs	63,000	(4)	*
Dov Michaeli	296,900	(9)	*
Paul Broome	37,250	(4)	*
All directors and executive officers as a group (11 persons)	3,676,766	(10)	9.3%

*	Less than one percent.

Except as otherwise indicated, the address of each person named in this table is c/o Aphton Corporation, 80 S.W. 8th Street, Miami, Florida 33130.

(1)	The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the Commission. Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of the security, or “investment power,” which includes the power to dispose of or direct the disposition of the security. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, in determining the number and percentage of shares beneficially owned by each person pursuant to options exercisable within 60 days after April 17, 2004, shares issuable upon exercise of such options are deemed outstanding for purposes of determining the total number outstanding for such person and are not deemed outstanding for such purpose for all other stockholders. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

(2)	The principal business address of Citigroup is 399 Park Avenue, New York, New York 10043. This number is based solely on Amendment No. 9 to the Schedule 13G filed on February 13, 2004. According to the Schedule 13G, Citigroup has shared voting power and shared dispositive power with respect to all of the referenced shares.
(3)	The principal business address of Heartland Advisors, Inc. is 789 North Water Street, Milwaukee, Wisconsin 53202. This number is based solely on Amendment No. 3 to the Schedule 13G filed on February 13, 2004. According to the Schedule 13G, Heartland Advisors, Inc. has shared voting power with respect to 5,160,745 shares and shared dispositive power with respect to all of the referenced shares.
(4)	Consists solely of shares issuable upon the exercise of stock options that have already vested.
(5)	Includes 900,000 shares issuable upon the exercise of stock options that have already vested. 1,859,050 shares were disposed of by Mr. Gevas to trusts. Mr. Gevas disclaims beneficial ownership of 1,507,350 of these shares, but may be deemed to have beneficial ownership of them. The remaining shares have been disposed of by the trusts.
(6)	Includes 321,000 shares issuable upon the exercise of stock options that have already vested.
(7)	Includes 104,000 shares issuable upon the exercise of stock options that have already vested.
(8)	Includes 143,000 shares issuable upon the exercise of stock options that have already vested.
(9)	Includes 295,000 shares issuable upon the exercise of stock options that have already vested.
(10)	Includes 2,017,250 shares issuable upon the exercise of stock options that have already vested.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2003, related to our equity compensation plans under which options, warrants and rights have been or may be granted.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders (1)	1,944,540	7.39	555,460

Total	1,944,540	7.39	555,460

(1)	A description of the material terms of the plans not approved by stockholders is contained in Footnote 8 to our consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2003, we did not have any relationships or transactions with any of our executive officers or directors that were required to be reported pursuant to Item 404 of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Certified Public Accountants’ Fees

The aggregate fees billed to Aphton for the years ended December 31, 2002 and 2003, by our principal accounting firm Ernst & Young LLP (“E&Y”), are as follows:

Audit Fees: The aggregate fees for professional services rendered by E&Y in connection with (i) the audit of our annual financial statements (Form 10-K), (ii) reviews of our quarterly financial statements (Forms 10-Q), and (iii) other fees associated with assisting us with the preparation and review of various filings with the Commission, including the preparation of comfort letters and consents for the years ended December 31, 2002 and 2003, were approximately $155,000 and $193,000, respectively.

Audit Related Fees: There were no fees for audit-related services for the years ended December 31, 2002 and 2003.

Tax Fees: The aggregate fees for professional services rendered by E&Y for tax compliance, tax advice, and tax planning during the year ended December 31, 2002 was approximately $5,000. There were no fees for tax services for the year ended December 31, 2003.

All Other Fees: There were no other fees paid for professional services that were not included in audit fees, audit-related fees and tax fees for the years ended December 31, 2002 and 2003.

E&Y advised the Audit Committee that it did not believe its audit was impaired by providing such services. As a result, E&Y confirmed that, as of December 31, 2003, it was an independent certified public accountant with respect to Aphton within the meaning of the Securities Act of 1933 and the requirements of the Independence Standards Board.

Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services

The Audit Committee has developed and adopted in March 2004 policies and procedures requiring the Audit Committee’s pre-approval of all audit and permitted non-audit services to be rendered by E&Y. These policies and procedures are intended to ensure that the provision of such services does not impair E&Y’s independence. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for a period of a fiscal year and any pre-approval is detailed as to the particular service or category of service approved and is generally subject to a specific cap on professional fees for such services.

The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve certain audit services subject to a specific cap on professional fees for such services. The Chairman of the Audit Committee will then report to the Audit Committee any pre-approval decision made by him at the next scheduled meeting of the Audit Committee.

In connection with making any pre-approval decision, the Audit Committee must consider whether the provision of such permitted non-audit services by E&Y is consistent with maintaining E&Y’s status as our independent certified public accountants.

During 2003, the Audit Committee considered and, if deemed appropriate, approved, on a case by case basis, any audit or permitted non-audit service proposed to be performed by E&Y in advance of the performance of such service.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTHON CORPORATION

By:	/s/ Patrick T. Mooney, M.D.
Patrick T. Mooney, M.D.
Chief Executive Officer and President

Date	April 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip C. Gevas Philip C. Gevas	Chairman of the Board of Directors	April 29, 2004

/s/ Patrick T. Mooney, M.D. Patrick T. Mooney, M.D.	Chief Executive Officer and President (Principal Executive Officer)	April 29, 2004

/s/ Frederick W. Jacobs Frederick W. Jacobs	Chief Financial Officer (Principal Financial Officer)	April 29, 2004

/s/ Robert S. Basso Robert S. Basso	Director	April 29, 2004

/s/ William A. Hasler William A. Hasler	Director	April 29, 2004

Georges Hibon	Director	April , 2004

/s/ David H. Sachs, M.D. David H. Sachs, M.D.	Director	April 29, 2004

James F. Smith	Director	April , 2004

/s/ Nicholas John Stathis Nicholas John Stathis	Director	April 29, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frederick W. Jacobs, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.