Form 10-Q
period 2004-03-31
APHTON CORP
filed 2004-05-10
CIK 840319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-19122

APHTON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-3640931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 SW 8th Street, Miami, Florida	33130
(address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares outstanding	As of
Common Stock, $0.001 par value	37,630,558	April 30, 2004

APHTON CORPORATION

i

Part I - Financial Information

Item 1. Financial Statements

The interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of March 31, 2004 and December 31, 2003 and the results of our operations for the three months ended March 31, 2004 and 2003; and our cash flows for the three months ended March 31, 2004 and 2003. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K.

APHTON CORPORATION

Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and current investments:
Cash and short-term cash investments	$61,275,828	$18,378,988
Investment securities-trading	888,250	836,587

Total cash and current investments	62,164,078	19,215,575
Other assets (including current portion of unconditional supply commitment)	431,639	517,627

Total current assets	62,595,717	19,733,202
Equipment and improvements, at cost, net of accumulated depreciation and amortization	154,379	158,534
Deferred financing costs, net of accumulated amortization of $15,043 as of March 31, 2004 and $8,990 as of December 31, 2003	549,957	556,010
Unconditional supply commitment	6,797,900	6,797,900

Total assets	$70,097,953	$27,245,646

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Trade accounts payable	$1,618,526	$1,604,435
Due to related party	3,234,000	3,234,000
Accrued liabilities	1,253,555	1,114,464
Accrued interest payable	382,500	630,000

Total current liabilities	6,488,581	6,582,899
Convertible debentures, net of discount of $12,008,733 as of March 31, 2004 and $12,261,508 as of December 31, 2003	10,991,267	10,738,492
Deferred revenue	10,000,000	10,000,000

Total liabilities	27,479,848	27,321,391

Commitments
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value - Authorized: 4,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value - Authorized: 60,000,000 shares; Issued and outstanding: 37,564,464 shares at March 31, 2004 and 29,217,257 shares at December 31, 2003	37,564	29,217
Additional paid in capital	215,408,945	166,501,394
Purchase warrants	298,900	298,900
Accumulated deficit	(173,127,304)	(166,905,256)

Total stockholders’ equity (deficit)	42,618,105	(75,745)

Total liabilities and stockholders’ equity (deficit)	$70,097,953	$27,245,646

The accompanying notes are an integral part of the financial statements.

APHTON CORPORATION

Statements of Operations (Unaudited)

For the three months ended March 31, 2004 and 2003

	Three months ended March 31,
	2004	2003
Revenue:	$—	$—

Costs and expenses:
General and administrative Research and development	812,452 4,790,980	580,462 4,269,734

Total costs and expenses	5,603,432	4,850,196

Loss from operations	(5,603,432)	(4,850,196)

Other income (expense):
Dividend and interest income	24,848	13,710
Interest expense including amortized discount	(641,328)	(82,500)
Unrealized losses from investments	(2,137)	(3,961)

Net loss	$(6,222,049)	$(4,922,947)

Per share data:
Basic and fully diluted loss per common share	$(0.20)	$(0.20)

Weighted average number of common shares outstanding	31,890,259	24,534,972

APHTON CORPORATION

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2004 and 2003

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Cash paid to suppliers and employees	$(5,709,849)	$(4,022,169)

Net cash used in operating activities	(5,709,849)	(4,022,169)

Cash flows from investing activities:
Capital expenditures	(9,209)	—

Net cash used in investing activities	(9,209)	—

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	48,615,898	1,219,251

Net cash received from financing activities	48,615,898	1,219,251

Net increase (decrease) in cash and short-term cash investments	42,896,840	(2,802,918)
Cash and short-term cash investments:
Beginning of period	18,378,988	7,824,182

End of period	$61,275,828	$5,021,264

Reconciliation of net loss to net cash used in operating activities
Net loss	$(6,222,049)	$(4,922,947)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for interest payment	300,000
Depreciation and amortization	13,364	25,432
Amortization of deferred financing costs	6,053	—
Amortization of discount on convertible debentures	252,775	—
Unrealized loss on investments	2,137	3,961
Non-cash employee compensation expense	(2,137)	(3,961)
Changes in -
Investment securities - trading	(53,801)	(45,276)
Other assets	85,989	44,214
Current liabilities	(92,180)	876,408

Net cash used in operating activities:	$(5,709,849)	$(4,022,169)

Notes to the Financial Statements (unaudited)

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

2. Summary of Significant Accounting Policies

Comprehensive Loss

The net loss for the three months ended March 31, 2004 and 2003 was the comprehensive loss for those periods.

Earnings (loss) per share

At March 31, 2004, shares of our common stock issuable upon the exercise of approximately 1.7 million warrants and 3.9 million options were excluded from the computation of net loss per share because their effect was anti-dilutive. At March 31, 2003, shares of our common stock issuable upon the exercise of approximately 0.2 million warrants and 3.5 million options were excluded from the computation of net loss per share because their effect was anti-dilutive.

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

The following table summarizes our results as if we had recorded stock-based employee compensation expense for the three months ended March 31, 2004 and 2003, based on the provisions of SFAS 123, as amended by SFAS 148:

	March 31, 2004	March 31, 2003
Net loss:
As reported	$(6,222,049)	$(4,922,947)
Compensation expense, net of tax	(831,872)	(255,168)

Pro forma	$(7,053,921)	$(5,178,115)

Basic loss per share:
As reported	$(0.20)	$(0.20)
Compensation expense, net of tax	(0.02)	(0.01)

Pro forma	$(0.22)	$(0.21)

Diluted loss per share:
As reported	$(0.20)	$(0.20)
Compensation expense, net of tax	(0.02)	(0.01)

Pro forma	$(0.22)	$(0.21)

Reclassifications

Interest expense amounts have been reclassified in the March 31, 2003 presentation to conform to the 2004 presentation.

3. March 2004 sale of common stock

In March 2004, the Company sold 8,050,000 shares of registered common stock at $6.50 per share or approximately $52.3 million and received net proceeds of approximately $48.6 million, after deducting all costs related to the sale of the common stock.

4. Convertible Debentures

As of March 31, 2004 and December 31, 2003 we have outstanding $23.0 million in convertible debentures. There was an initial discount calculated against the value of the notes of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and other discounts of $4.6 million on the notes. The unamortized discount as of March 31, 2004 is $12.0 million which is offset against the $23.0 million and is shown as $11.0 million of convertible debentures in the accompanying financial statements. Of this amount, $3.0 million is our Series A Convertible Debenture. Our Series A Convertible Debenture is a convertible, redeemable, five-year note that matures on December 19, 2007. The Series A Convertible Debenture bears interest at a rate of 11.0% per annum, payable annually. The debenture is convertible at the holder’s option at a conversion price equal to the average closing price of our common stock, as defined in the debenture, at the time of conversion. The Series A Convertible Debenture contains provisions that place a cap on the number of shares of our common stock issuable upon its conversion, such that the holder thereof shall not have the right to convert any portion of the Series A Convertible Debenture to the extent that after giving effect to such conversion the holders would beneficially own more than 19.99% of the number of shares of our common stock outstanding immediately prior to such conversion.

The remaining $20.0 million in convertible notes were issued in two tranches to accredited investors during the three months ended June 30, 2003. On April 4, 2003, we issued $15.0 million of convertible, redeemable, 5-year, interest-bearing senior convertible notes (which we refer to as our 2003 senior convertible notes) and 5-year warrants to purchase an aggregate total of 1,080,000 shares of our common stock to various accredited investors. On June 12, 2003 we issued an additional $5 million of our 2003 senior convertible notes and a 5-year warrant to purchase an aggregate total of 360,000 shares of our common stock to an accredited investor. The senior convertible notes mature on March 31, 2008. The senior convertible notes bear interest at a rate of 6.0% per annum, payable quarterly in cash or shares of our common stock, at our option.

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

Our net loss for the quarter ended March 31, 2004 was $6.2 million and as of March 31, 2004, we had an accumulated deficit of approximately $173.1 million. Our operating losses are primarily due to the costs of development of our potential products. These costs can vary significantly from year to year depending on the number of potential products in development, the stage of development of each potential product, the number of patients enrolled in and complexity of clinical trials and other factors. Our ability to achieve profitability depends upon our ability, alone or through relationships with third parties, to develop successfully our technology and products, to obtain required regulatory approvals and to manufacture, market and sell such products. It is possible that we may never be profitable.

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

Results of Operations

Three months ended March 31, 2004 and 2003

	Three months Ended March 31,		% Change from 2003 to 2004
	2003	2004
	(in thousands)
Revenue:	$—	$—	—
Costs and expenses:
General and administrative	580	812	40%
Research and development	4,270	4,791	12%

Total costs and expenses	4,850	5,603	16%

Loss from operations	(4,850)	(5,603)	16%

Other income (expense):
Interest expense including amortized discount	(83)	(641)	677%
Dividend and interest income	14	24	81%
Unrealized losses from investments	(4)	(2)	(46%)

Net loss	$(4,923)	$(6,222)	26%

General and administrative expenses. General and administrative expenses are primarily comprised of expenses related to intellectual property, general corporate and patent legal costs and the salaries of our administrative personnel. The increase in our general and administrative expenses for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to an increase in professional fees, premiums for our director and officer insurance policy and an increase in salary and benefits of our administrative personnel.

Research and development expenses. Research and development expenses are primarily comprised of the external costs of contracted clinical research organizations, or CROs, and, to a lesser extent, our external and internal research and development costs which include the salaries of dedicated and allocated personnel and the costs of the dedicated and allocated research and development facilities. The increase in our research and development expenses for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to the costs and final stages of our clinical trials and the cost of the documentation preparation necessary to submit G17DT to regulatory authorities. We do not accumulate cost information by major development product. Many costs are applicable to more than one product.

Interest expense including amortized discount. Interest expense, including amortized discount of $253,000, was approximately $641,000 for the three months ended March 31, 2004 compared with interest expense of approximately $83,000 for the three months ended March 31, 2003. This increase is related to our senior convertible debentures of $20,000,000 being issued in the quarter ended June 30, 2003. Of this amount, $15,000,000 was issued in April 2003 and $5,000,000 was issued in June 2003. Interest expense included the amortized discount that was incurred in connection with the $20.0 million senior convertible notes we issued in 2003 and the interest expense on our $3.0 million convertible debenture issued in 2002. The expenses relating to the $20.0 million senior convertible notes were non-cash expenses and had no effect on our available cash or our cash burn rate.

Net loss. The increase in net loss for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily a result of our higher research and development expenses and an increase in our interest expense including amortized discount relating to the senior convertible debentures and the related deferred financing costs which was approximately $641,000 for the three months ended March 31, 2004 compared to approximately $83,000 for the three months ended March 31, 2003. We had no revenues from operations for the three months ended March 31, 2003 or 2004.

Liquidity and Capital Resources

We finance our operations through the sale of our equity securities, convertible debentures and licensing fees. These funds provide us with the resources to operate our business, attract and retain key personnel and scientific staff, fund our research and development program, preclinical testing and clinical trials, apply and obtain the necessary regulatory approvals and develop our technology and products.

On December 24, 2003, we filed a shelf registration statement with the Securities and Exchange Commission (the “Commission”) for the issuance of up to $100.0 million of our common stock. The shelf registration statement was declared effective on January 15, 2004. We believe an effective shelf registration statement with registered shares of our common stock available for sale gives us the opportunity to raise funding when terms are favorable. Subsequent to year end, in March 2004, we sold 8,050,000 shares of our common stock in an underwritten offering at $6.50 per share and received net proceeds in the amount of $48.6 million. We have approximately $47.7 million of common stock that remains available for sale at our discretion, subject to certain limitations under federal securities laws.

As of March 31, 2004, we had cash, cash equivalents, and marketable securities totaling $62.2 million and working capital of $56.1 million compared to cash, cash equivalents and marketable securities totaling $19.2 million and working capital of $13.2 million at December 31, 2003. This increase is primarily due to our receipt of the net proceeds from the issuance of the senior convertible notes in the second quarter of 2003 and the sale of our common stock in March 2004.

Indebtedness

As of March 31, 2004 and December 31, 2003 we have outstanding $23.0 million in convertible debentures. There was an initial discount calculated against a value of the convertible debentures of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and other discounts attributable to the value of the detachable warrants issued in conjunction with the convertible debentures of $4.6 million. The discount at March 31, 2004 was $12.0 million which is offset against the $23.0 million and is shown as $11.0 million of convertible debentures in the accompanying financial statements.

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

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements, specifically, to fund the continued clinical development of G17DT, the clinical and pre-clinical studies for our other product candidates, including monoclonal antibodies, and for potential licenses and acquisitions of complementary products or technologies. Our uses of cash for operating activities and capital expenditures during the three months ended March 31, 2003 and 2004 were as follows:

	Three months ended March 31,
	2003	2004
	(in thousands)
Net cash used in operating activities	$4,022	$5,710
Capital expenditures	—	9

Total	$4,022	$5,719

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

Effect Of Recently Issued Accounting Pronouncements

On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 was effective immediately for all variable interest entities created after January 31, 2003. In December 2003, the FASB issued a revision to FIN 46, which delayed the effective date to periods ending after March 15, 2004 for all VIEs, other than Special Purpose Entities. We have not acquired any variable interest entities subsequent to January 31, 2003. The adoption of FIN 46 did not have a material impact on our financial position, results of operations or cash flows.

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

Our significant accounting policies are described in Note 2 to the financial statements included in our Annual Report on Form 10-K. We believe that our most critical accounting policies include the use of estimates. The impact of these estimates on results of operations in 2003 was not significant and we believe that the impact of these estimates on results of operations in 2004 will not be significant. We periodically review these policies and estimates, the effect of which is reflected as a component of net loss in the period in which the change is known.

Convertible Debt Issued with Stock Purchase Warrants

We account for convertible debt issued with stock purchase warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. This requires us to calculate the fair value of warrants and the beneficial conversion features based on certain assumptions and estimates.

Income taxes

We account for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach in accounting for income taxes. Under this method, the amount of deferred tax asset or liability is calculated by applying the provisions of enacted tax laws to the differences in the bases of assets and liabilities for financial and income tax purposes. For all periods presented, the deferred tax assets are fully reserved.

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

Special Note Regarding Forward Looking Statements

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

These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our beliefs regarding the applicability and corresponding commercial potential of G17DT;

•	our expectations regarding losses and negative operating cash flows for the next several years;

•	our expectations as to the adequacy of existing capital resources to support our operations and periodic interest obligations into 2006;

•	our expectations regarding the effect of inflation on our continuing operations for the foreseeable future; and

•	our belief that the impact of our use of estimates will not be significant on our results of operations.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.

Foreign Currency Exchange Risk. We have a laboratory and staff in Europe. During the three months ended March 31, 2004, we incurred expenses for our pipeline products. If the U.S. dollar weakens relative to a foreign currency, any losses generated in the foreign currency will, in effect, increase when converted into U.S. dollars and vice versa. We do not speculate in the foreign exchange market and do not manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. We also do not engage in derivative activities.

Interest Rate Risk. At March 31, 2004, we had cash equivalents in the amount of $61 million. We also had net convertible debentures payable of $11 million. Cash equivalents consist of money market funds and short term investments with maturities of three months or less placed with major financial institutions.

We are exposed to certain market risks that are inherent in our financial instruments. Specifically, we are subject to interest rate risk on our convertible debentures. The following table presents the future principal payment obligations and interest rates associated with our convertible debt instruments assuming our actual level of long-term debt indebtedness as of March 31, 2004:

	2004	2005	2006	2007	2008	Thereafter	Fair Value
	(in thousands)
Convertible Debentures:
Series A Convertible Debentures (11.0%)	$—	$—	$—	$3,000	$—	$—	$2,487
Senior Convertible Notes (6.0%)	$—	$—	$—	$—	$20,000	$—	$11,084

We maintain an investment portfolio of money market funds and auction rate securities. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in interest rates would have a significant negative impact on the value of our investment portfolio.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in investments supported by debt instruments of the U.S. Government and its agencies, bank obligations and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than three months.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we maintain disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2004. Based on such evaluation, such officers have concluded that, as of March 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

31.2	Certification by Frederick W. Jacobs, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frederick W. Jacobs, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the three months ended March 31, 2004, we filed the following current reports on Form 8-K:

1.	On February 10, 2004, we furnished information under Item 12 regarding our preliminary unaudited financial results for the year ended December 31, 2003.

2.	On February 25, 2004, we furnished information under Item 12 regarding our reclassification of certain line items on our balance sheet to reflect a recalculation of the value of the beneficial conversion feature attributable to our issuance of $20.0 million convertible debentures and reporting our expectations of the amounts and effects of these adjustments as of December 31, 2003.

3.	On March 1, 2004, we furnished information under Items 5 and 7 regarding our pricing of an offering of 7,000,000 shares of common stock to the public for a total offering size of $45.5 million.

4.	On March 19, 2004, we furnished information under Item 9 regarding our financial results and operating highlights for the fourth quarter and year ended December 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APHTON CORPORATION

Date: May 7, 2004	By:	/s/ Patrick T. Mooney, M.D.
Patrick T. Mooney, M.D. Chief Executive Officer and President (Principal Executive Officer)

Date: May 7, 2004	By:	/s/ Frederick W. Jacobs
Frederick W. Jacobs Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer (Principal Financial Officer)