Form 10-Q
period 2004-06-30
APHTON CORP
filed 2004-08-05
CIK 840319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2004

or

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

☒ Yes     ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes     ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares outstanding	As of
Common Stock, $0.001 par value	37,711,738	August 2, 2004

APHTON CORPORATION

i

Part I - Financial Information

Item 1.	Financial Statements

The interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of June 30, 2004 and December 31, 2003 and the results of our operations for the three and six months ended June 30, 2004 and 2003; and our cash flows for the six months ended June 30, 2004 and 2003. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K.

APHTON CORPORATION

Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and current investments:
Cash and short-term cash investments	$54,540,204	$18,378,988
Investment securities-trading	954,435	836,587

Total cash and current investments	55,494,639	19,215,575
Other assets (including current portion of unconditional supply commitment)	1,065,205	517,627

Total current assets	56,559,844	19,733,202
Equipment and improvements, at cost, net of accumulated depreciation and amortization	276,125	158,534
Deferred financing costs, net of accumulated amortization of $22,938 as of June 30, 2004 and $8,990 as of December 31, 2003	542,062	556,010
Unconditional supply commitment	6,797,900	6,797,900

Total assets	$64,175,931	$27,245,646

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Trade accounts payable	$1,786,732	$1,604,435
Due to related party	3,234,000	3,234,000
Accrued liabilities	1,254,908	1,114,464
Accrued interest payable	465,000	630,000

Total current liabilities	6,740,640	6,582,899
Convertible debentures, net of discount of $11,741,055 as of June 30, 2004 and $12,261,508 as of December 31, 2003	11,258,945	10,738,492
Deferred revenue	10,000,000	10,000,000

Total liabilities	27,999,585	27,321,391

Commitments
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value - authorized: 4,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.001 par value - authorized: 60,000,000 shares; issued and outstanding: 37,633,558 shares at June 30, 2004 and 29,217,257 shares at December 31, 2003	37,634	29,217
Additional paid in capital	215,714,605	166,501,394
Purchase warrants	298,900	298,900
Accumulated deficit	(179,874,793)	(166,905,256)

Total stockholders’ equity (deficit)	36,176,346	(75,745)

Total liabilities and stockholders’ equity (deficit)	$64,175,931	$27,245,646

The accompanying notes are an integral part of the financial statements.

APHTON CORPORATION

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2004 and 2003

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue:	$—	$—	$—	$—

Costs and expenses:
General and administrative	849,679	698,507	1,662,131	1,278,969
Research and development	5,371,404	6,652,299	10,162,384	10,914,533

Total costs and expenses	6,221,083	7,350,806	11,824,515	12,193,502

Loss from operations	(6,221,083)	(7,350,806)	(11,824,515)	(12,193,502)

Other income (expense):
Dividend and interest income	119,283	16,775	144,131	30,485
Interest expense including amortized discount	(658,073)	(520,000)	(1,299,401)	(610,000)
Unrealized gains from investments	12,385	35,891	10,248	31,930

Net loss	$(6,747,488)	$(7,818,140)	$(12,969,537)	$(12,741,087)

Per share data:
Basic and fully diluted loss per common share	$(0.18)	$(0.32)	$(0.37)	$(0.52)

Weighted average number of common shares outstanding	37,631,712	24,701,639	34,760,985	24,618,306

APHTON CORPORATION

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2004 and 2003

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Cash paid to suppliers and employees	$(12,306,378)	$(18,759,784)

Net cash used in operating activities	(12,306,378)	(18,759,784)

Cash flows from investing activities:
Capital expenditures	(154,034)	—

Net cash used in investing activities	(154,034)	—

Cash flows from financing activities:
Proceeds from convertible debentures	—	19,935,000

Proceeds from sale of common stock and warrants	48,621,628	1,069,289

Net cash received from financing activities	48,621,628	21,004,289

Net increase (decrease) in cash and short-term cash investments	36,161,216	2,244,505
Cash and short-term cash investments:
Beginning of period	18,378,988	7,824,182

End of period	$54,540,204	$10,068,687

Reconciliation of net loss to net cash used in operating activities
Net loss	$(12,969,537)	$(12,741,087)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for interest payment	600,000	—
Depreciation and amortization	36,443	47,677
Amortization of deferred financing costs	13,948	—
Amortization of discount on convertible debentures	520,453	220,000
Unrealized (gain) on investments	(10,248)	(31,930)
Non-cash employee compensation expense	10,248	31,930
Changes in-
Investment securities-trading	(117,849)	(131,421)
Other assets	(547,577)	138,394
Current liabilities	157,741	(6,293,347)

Net cash used in operating activities:	$(12,306,378)	$(18,759,784)

Notes to the Financial Statements (unaudited)

1. Organization and Operations

Aphton is a clinical stage biopharmaceutical company developing targeted immunotherapies for cancer and other diseases. Aphton’s products neutralize hormones involved in the growth and proliferation of cancers of the gastrointestinal system and reproductive system, as well as other diseases. Aphton’s most advanced product candidate is InsegiaTM, an anti-gastrin product, which has completed a Phase III monotherapy pancreatic cancer trial and is in a Phase III combination therapy pancreatic cancer trial, and a Phase II combination therapy trial against advanced gastric cancer.

2. Summary of Significant Accounting Policies

Comprehensive Loss

The net loss for the three and six months ended June 30, 2004 and 2003 was the comprehensive loss for those periods.

Earnings (loss) per share

At June 30, 2004, shares of our common stock issuable upon the exercise of approximately 1.7 million warrants and 3.9 million options were excluded from the computation of net loss per share because their effect was anti-dilutive. At June 30, 2003, shares of our common stock issuable upon the exercise of approximately 2.1 million warrants and 3.7 million options were excluded from the computation of net loss per share because their effect was anti-dilutive.

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

The following table summarizes our results as if we had recorded stock-based employee compensation expense for the three and six months ended June 30, 2004 and 2003, based on the provisions of SFAS 123, as amended by SFAS 148:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(6,747,488)	$(7,818,140)	$(12,969,537)	$(12,741,087)
Compensation expense, net of tax	(264,198)	(253,296)	(1,096,070)	(508,464)

Pro forma	$(7,011,686)	$(8,071,436)	$(14,065,607)	$(13,249,551)

Basic loss per share:
As reported	$(0.18)	$(0.32)	$(0.37)	$(0.52)
Compensation expense, net of tax	(0.01)	(0.01)

Pro forma	$(0.19)	$(0.33)	$(0.40)	$(0.54)

Diluted loss per share:
As reported	$(0.18)	$(0.32)	$(0.37)	$(0.52)
Compensation expense, net of tax	(0.01)	(0.01)	(0.03)	(0.02)

Pro forma	$(0.19)	$(0.33)	$(0.40)	$(0.54)

Reclassifications

Interest expense amounts have been reclassified in the June 30, 2003 presentation to conform to the 2004 presentation.

3. March 2004 sale of common stock

In March 2004, the Company sold 8,050,000 shares of registered common stock at $6.50 per share or approximately $52.3 million and received net proceeds of approximately $48.6 million, after deducting all costs related to the sale of the common stock.

4. Convertible Debentures

As of June 30, 2004 and December 31, 2003 we have outstanding $23.0 million in convertible debentures. There was an initial discount calculated against the value of the notes of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and other discounts of $4.6 million on the notes. The unamortized discount as of June 30, 2004 is $11.7 million which is offset against the $23.0 million and is shown as $11.3 million of convertible debentures in the accompanying financial statements. The unamortized discount as of December 31, 2003 is $12.3 million, which is offset against the $23.0 million and was shown as $10.7 million of convertible debentures.

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

Overview

General

We are a clinical stage biopharmaceutical company developing targeted immunotherapies for cancer and other diseases. Our products neutralize hormones involved in the growth and proliferation of cancers of the gastrointestinal system and reproductive system, as well as other diseases. Our most advanced product candidate is InsegiaTM, an anti-gastrin product, which has completed a Phase III monotherapy pancreatic cancer trial and is in a Phase III combination therapy pancreatic cancer trial, and a Phase II combination therapy trial against advanced gastric cancer. We believe that our human data and the safety profile of Insegia support the broad applicability and corresponding commercial potential for this therapy in gastrointestinal cancer.

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

Our net loss for the six months ended June 30, 2004 was $13.0 million and as of June 30, 2004 we had an accumulated deficit of approximately $179.9 million. Our operating losses are primarily due to the costs of development of our potential products. These costs can vary significantly from year to year depending on the number of potential products in development, the stage of development of each potential product, the number of patients enrolled in and complexity of clinical trials and other factors. Our ability to achieve profitability depends upon our ability, alone or through relationships with third parties, to develop successfully our technology and products, to obtain required regulatory approvals and to manufacture, market and sell such products. It is possible that we may never be profitable.

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

Results of Operations

Three months ended June 30, 2004 and 2003

	Three months Ended June 30,		% Change from 2003 to 2004
	2003	2004
	(in thousands)
Revenue:	$—	$—	—
Costs and expenses:
General and administrative	699	850	22%
Research and development	6,652	5,371	(19%)

Total costs and expenses	7,351	6,221	(15%)

Loss from operations	(7,351)	(6,221)	(15%)

Other income (expense):
Dividend and interest income	17	119	611%
Interest expense including amortized discount	(520)	(658)	27%
Unrealized gains from investments	36	12	(65%)

Net loss	$(7,818)	$(6,748)	(14%)

General and administrative expenses. General and administrative expenses are primarily comprised of expenses related to intellectual property, general corporate and patent legal costs and the salaries of our administrative personnel. The increase in our general and administrative expenses for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was primarily due to an increase in premiums for our director and officer insurance policy and an increase in salary and benefits of our administrative personnel, which was offset by a decrease in professional fees.

Research and development expenses. Research and development expenses are primarily comprised of the external costs of contracted clinical research organizations, or CROs, and, to a lesser extent, our external and internal research and development costs which include the salaries of dedicated and allocated personnel and the costs of the dedicated and allocated research and development facilities. The decrease in our research and development expenses for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was primarily due to the decrease in costs related to the final stages of our clinical trials which was offset by the cost of the documentation preparation necessary to submit Insegia to regulatory authorities. We do not accumulate cost information by major development product. Many costs are applicable to more than one product.

Interest expense including amortized discount. Interest expense including amortized discount of $268,000 was approximately $658,000 for the three months ended June 30, 2004 compared with interest expense including amortized discount of $220,000 of approximately $520,000 for the three months ended June 30, 2003. This increase is related to our senior convertible debentures of $20.0 million being issued in the quarter ended June 30, 2003. Of this amount, $15.0 million was issued in April 2003 and $5.0 million was issued in June 2003. Interest expense included the amortized discount that was incurred in connection with the $20.0 million senior convertible notes we issued in 2003 and the interest thereon, as well as the interest expense on our $3.0 million convertible debenture issued in 2002. The expenses relating to the $20.0 million senior convertible notes were non-cash expenses and had no effect on our available cash or our cash burn rate.

Net loss. The decrease in net loss for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was primarily a result of our lower research and development expenses which was offset by an increase in our interest expense including amortized discount relating to the senior convertible debentures and an increase in our general and administrative expenses. We had no revenues from operations for the three months ended June 30, 2003 or 2004.

Six months ended June 30, 2004 and 2003

	Six months Ended June 30,		% Change from 2003 to 2004
	2003	2004
	(in thousands)
Revenue:	$—	$—	—
Costs and expenses:
General and administrative	1,279	1,662	30%
Research and development	10,915	10,163	(7%)

Total costs and expenses	12,194	11,825	(3%)

Loss from operations	(12,194)	(11,825)	(3%)

Other income (expense):
Dividend and interest income	30	144	373%
Interest expense including amortized discount	(610)	(1,299)	113%
Unrealized gains (losses) from investments	32	10	(68%)

Net loss	$(12,741)	$(12,970)	2%

General and administrative expenses. General and administrative expenses are primarily comprised of expenses related to intellectual property, general corporate and patent legal costs and the salaries of our administrative personnel. The increase in our general and administrative expenses for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily due to an increase in premiums for our director and officer insurance policy and an increase in salary and benefits of our administrative personnel, which was offset by a decrease in professional services.

Research and development expenses. Research and development expenses are primarily comprised of the external costs of contracted clinical research organizations, or CROs, and, to a lesser extent, our external and internal research and development costs which include the salaries of dedicated and allocated personnel and the costs of the dedicated and allocated research and development facilities. The decrease in our research and development expenses for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily due to the decrease in costs related to the final stages of our clinical trials which was offset by the cost of the documentation preparation necessary to submit Insegia to regulatory authorities. We do not accumulate cost information by major development product. Many costs are applicable to more than one product.

Interest expense including amortized discount. Interest expense including amortized discount of $520,000 was approximately $1.3 million for the six months ended June 30, 2004 compared with interest expense including amortized discount of $220,000 of approximately $610,000 for the six months ended June 30, 2003. This increase is related to our senior convertible debentures of $20.0 million being issued in the quarter ended June 30, 2003. Of this amount, $15.0 million was issued in April 2003 and $5.0 million was issued in June 2003. Interest expense included the amortized discount that was incurred in connection with the $20.0 million senior convertible notes we issued in 2003 and the interest thereon, as well as the interest expense on our $3.0 million convertible debenture issued in 2002. The expenses relating to the $20.0 million senior convertible notes were non-cash expenses and had no effect on our available cash or our cash burn rate.

Net loss. The decrease in net loss for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily a result of our lower research and development expenses which was offset by an increase in our interest expense including amortized discount relating to the senior convertible debentures and the related deferred financing costs and an increase in our general and administrative expenses. We had no revenues from operations for the six months ended June 30, 2003 or 2004.

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

On December 24, 2003, we filed a shelf registration statement with the Securities and Exchange Commission (the “Commission”) for the issuance of up to $100.0 million of our common stock. The shelf registration statement was declared effective on January 15, 2004. We believe an effective shelf registration statement with registered shares of our common stock available for sale gives us the opportunity to raise funding when conditions are favorable. Subsequent to year end, in March 2004, we sold 8,050,000 shares of our common stock in an underwritten offering at $6.50 per share and received net proceeds in the amount of $48.6 million. We have approximately $47.7 million of common stock that remains available for sale at our discretion, subject to certain limitations under federal securities laws.

As of June 30, 2004, we had cash, cash equivalents, and marketable securities totaling $55.5 million and working capital of $49.7 million compared to cash, cash equivalents and marketable securities totaling $19.2 million and working capital of $13.2 million at December 31, 2003. This increase is primarily due to the sale of our common stock in March 2004.

Indebtedness

As of June 30, 2004 and December 31, 2003 we have outstanding $23.0 million in convertible debentures. There was an initial discount calculated against a value of the convertible debentures of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and other discounts attributable to the value of the detachable warrants issued in conjunction with the convertible debentures of $4.6 million. The unamortized discount as of June 30, 2004 is $11.7 million which is offset against the $23.0 million and is shown as $11.3 million of convertible debentures in the accompanying financial statements. The unamortized discount as of December 31, 2003 is $12.3 million, which is offset against the $23.0 million and was shown as $10.7 million of convertible debentures.

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

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements, specifically, to fund the continued clinical development of Insegia, the clinical and pre-clinical studies for our other product candidates, including monoclonal antibodies, and for potential licenses and acquisitions of complementary products or technologies. Our uses of cash for operating activities and capital expenditures during the six months ended June 30, 2003 and 2004 were as follows:

	Six months ended June 30,
	2003	2004
	(in thousands)
Net cash used in operating activities	$18,760	$12,306
Capital expenditures	—	154

Total	$18,760	$12,460

The net cash used in operating activities is comprised of our net losses and working capital requirements. During the six months ended June 30, 2003 we used cash funds to pay down approximately $6.3 million of current liabilities.

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

Off-Balance Sheet Arrangements

We do not have nor do we engage in any off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, however, we believe such differences are unlikely to be significant.

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

These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•	our beliefs regarding the applicability and corresponding commercial potential of Insegia;

•	our expectations regarding losses and negative operating cash flows for the next several years;

•	our expectations as to the adequacy of existing capital resources to support our operations and periodic interest obligations into 2006;

•	our expectations regarding the effect of inflation on our continuing operations for the foreseeable future; and

•	our belief that the impact of our use of estimates will not be significant on our results of operations in 2004.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We caution investors that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to obtain additional financing or reduce our costs and expenses;

•	our ability to develop, obtain regulatory approval for, produce in commercial quantities and gain commercial acceptance for Insegia and our other product candidates;

•	our ability to maintain and enter into new arrangements and collaborations with third parties for the supply of key materials and/or assistance in the manufacture, market, sale and distribution of our products;

•	our ability to enforce our patents and proprietary rights;

•	our level of debt obligations and the impact of restrictions imposed on us by the terms of this debt;

•	our ability to attract and retain highly qualified scientists and other technical personnel; and

•	changes in healthcare reform.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.

Foreign Currency Exchange Risk. We have a laboratory and staff in Europe. During the three months ended June 30, 2004, we incurred expenses for our pipeline products. If the U.S. dollar weakens relative to a foreign currency, any losses generated in the foreign currency will, in effect, increase when converted into U.S. dollars and vice versa. We do not speculate in the foreign exchange market and do not manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. We also do not engage in derivative activities.

Interest Rate Risk. At June 30, 2004, we had cash equivalents in the amount of $54.5 million. We also had net convertible debentures payable of $11.3 million. Cash equivalents consist of money market funds and short term investments with maturities of three months or less placed with major financial institutions.

We are exposed to certain market risks that are inherent in our financial instruments. Specifically, we are subject to interest rate risk on our convertible debentures. The following table presents the future principal payment obligations and interest rates associated with our convertible debt instruments assuming our actual level of long-term debt indebtedness as of June 30, 2004:

	2004	2005	2006	2007	2008	Thereafter	Fair Value
	(in thousands)
Convertible Debentures:
Series A Convertible Debentures (11.0%)	$—	$—	$—	$3,000	$—	$—	$2,292
Senior Convertible Notes (6.0%)	$—	$—	$—	$—	$20,000	$—	$10,210

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

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we maintain disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2004. Based on such evaluation, such officers have concluded that, as of June 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

On June 16, 2004, we held our Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting the stockholders voted on: 1) the election of two Class 3 directors to serve a term of three years and, in each case, until his successor is duly elected and qualified; and 2) the adoption of the Aphton Corporation 2004 Equity Participation Plan.

The voting results were as follows:

1.	Election of Directors:

Name of Nominee	For	Withheld
Philip C. Gevas	29,790,986	2,984,389
William A. Hasler	29,756,064	3,019,311

2.	Adoption of the Aphton Corporation 2004 Equity Participation Plan

For	Against	Abstain
15,136,237	4,293,200	145,152

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.11	Collaboration and License Agreement, dated as of June 22, 2004, between Aphton Corporation and Daiichi Pure Chemicals Co., Ltd.*

31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frederick W. Jacobs, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frederick W. Jacobs, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(b)	Reports on Form 8-K

During the quarter ended June 30, 2004 we filed the following current report on Form 8-K:

1.	On May 11, 2004, we furnished information under Item 12 regarding our financial results and operating highlights for the first quarter ended March 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APHTON CORPORATION

Date: August 5, 2004	By:	/s/ PATRICK T. MOONEY, M.D.
Patrick T. Mooney, M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 5, 2004	By:	/s/ FREDERICK W. JACOBS
Frederick W. Jacobs
Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.11	Collaboration and License Agreement, dated as of June 22, 2004, between Aphton Corporation and Daiichi Pure Chemicals Co., Ltd.*

31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frederick W. Jacobs, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frederick W. Jacobs, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.