Form 10-Q
period 2004-09-30
APHTON CORP
filed 2004-11-08
CIK 840319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-19122

APHTON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-3640931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 SW Eighth Street, Miami, Florida 33130	33130
(address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares outstanding	As of
Common Stock, $0.001 par value	37,796,726	October 26, 2004

APHTON CORPORATION

i

Part I - Financial Information

Item 1. Financial Statements

The interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of September 30, 2004 and December 31, 2003 and the results of our operations for the three and nine months ended September 30, 2004 and 2003; and our cash flows for the nine months ended September 30, 2004 and 2003. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K.

APHTON CORPORATION

Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and current investments:
Cash and short-term cash investments	$48,449,093	$18,378,988
Investment securities-trading	980,677	836,587

Total cash and current investments	49,429,770	19,215,575
Other assets (including current portion of unconditional supply commitment)	658,755	517,627

Total current assets	50,088,525	19,733,202
Equipment and improvements, net	593,886	158,534
Deferred financing costs, net of accumulated amortization of $32,875 September 30, 2004 and $8,990 as of December 31, 2003	532,125	556,010
Unconditional supply commitment	6,797,900	6,797,900

Total assets	$58,012,436	$27,245,646

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Trade accounts payable	$2,003,056	$1,604,435
Due to related party	3,234,000	3,234,000
Accrued liabilities	1,311,911	1,114,464
Accrued interest payable	547,500	630,000

Total current liabilities	7,096,467	6,582,899
Note payable and deferred rent	128,572	—
Convertible debentures, net of discount of $11,456,811 as of September 30, 2004 and $12,261,508 as of December 31, 2003	11,543,189	10,738,492
Deferred revenue	10,000,000	10,000,000

Total liabilities	28,768,228	27,321,391

Commitments
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value - authorized: 4,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.001 par value - authorized: 60,000,000 shares; issued and outstanding: 37,712,218 at September 30, 2004 and 29,217,257 shares at December 31, 2003	37,712	29,217
Additional paid in capital	216,017,087	166,501,394
Purchase warrants	298,900	298,900
Accumulated deficit	(187,109,491)	(166,905,256)

Total stockholders’ equity (deficit)	29,244,208	(75,745)

Total liabilities and stockholders’ equity (deficit)	$58,012,436	$27,245,646

The accompanying notes are an integral part of the financial statements.

APHTON CORPORATION

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2004 and 2003

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue:	$—	$—	$—	$—

Costs and expenses:
General and administrative Research and development	935,262 5,813,667	709,487 5,653,169	2,597,393 15,977,851	1,988,456 16,542,202

Total costs and expenses	6,748,929	6,362,656	18,575,244	18,530,658

Loss from operations	(6,748,929)	(6,362,656)	(18,575,244)	(18,530,658)

Other income (expense):
Dividend and interest income	224,046	12,602	368,177	43,087
Interest expense including amortized discount	(677,457)	(671,000)	(1,976,858)	(1,306,500)
Unrealized gains (losses) from investments	(30,558)	15,576	(20,310)	47,506

Net loss	$(7,232,898)	$(7,005,478)	$(20,204,235)	$(19,746,565)

Per share data:
Basic and fully diluted loss per common share	$(0.19)	$(0.28)	$(0.56)	$(0.80)

Weighted average number of common shares outstanding	37,711,850	25,255,552	35,775,722	24,831,529

The accompanying notes are an integral part of the financial statements.

APHTON CORPORATION

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2004 and 2003

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Cash paid to suppliers and employees	$(18,260,702)	$(24,986,272)

Net cash used in operating activities	(18,260,702)	(24,986,272)

Cash flows from investing activities:
Capital expenditures	(293,381)	(6,049)

Net cash used in investing activities	(293,381)	(6,049)

Cash flows from financing activities:
Proceeds from convertible debentures	—	19,935,000
Proceeds from sale of common stock and warrants	48,624,188	22,297,927

Net cash received from financing activities	48,624,188	42,232,927

Net increase in cash and short-term cash investments	30,070,105	17,240,606
Cash and short-term cash investments:
Beginning of period	18,378,988	7,824,182

End of period	$48,449,093	$25,064,788

Reconciliation of net loss to net cash used in operating activities
Net loss	$(20,204,235)	$(19,746,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for interest payment	900,000
Depreciation and amortization	54,664	70,227
Amortization of deferred financing costs	23,885
Amortization of discount on convertible debentures	804,697	508,960
Unrealized loss (gain) on investments	20,310	(47,506)
Non-cash employee compensation expense	(20,310)	47,506
Changes in - Investment securities - trading	(144,091)	34,708
Other assets	(141,127)	45,775
Current liabilities	445,505	(5,899,377)

Net cash used in operating activities:	$(18,260,702)	$(24,986,272)

The accompanying notes are an integral part of the financial statements.

Notes to the Financial Statements (unaudited)

1. Organization and Operations

Aphton is a clinical stage biopharmaceutical company developing targeted immunotherapies for cancer and other diseases. Aphton’s products neutralize hormones involved in the growth and proliferation of cancers of the gastrointestinal system and reproductive system, as well as other diseases. Aphton’s most advanced product candidate is Insegia™, an anti-gastrin product, which has completed a Phase III monotherapy pancreatic cancer trial and is in a Phase III combination therapy pancreatic cancer trial, and a Phase II combination therapy trial against advanced gastric cancer.

2. Summary of Significant Accounting Policies

Comprehensive Loss

The net loss for the three and nine months ended September 30, 2004 and 2003 was the comprehensive loss for those periods.

Earnings (loss) per share

At September 30, 2004, shares of our common stock issuable upon the exercise of approximately 1.7 million warrants and 3.9 million options were excluded from the computation of net loss per share because their effect was anti-dilutive. At September 30, 2003, shares of our common stock issuable upon the exercise of approximately 2.1 million warrants and 3.7 million options were excluded from the computation of net loss per share because their effect was anti-dilutive.

Stock-Based Compensation

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. We continue to account for stock-based compensation based on the provisions of APB Opinion No. 25.

The following table summarizes our results as if we had recorded stock-based employee compensation expense for the three and nine months ended September 30, 2004 and 2003, based on the provisions of SFAS 123, as amended by SFAS 148:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(7,232,898)	$(7,005,478)	$(20,204,235)	(19,746,565)
Compensation expense, net of tax	(320,626)	(161,608)	(1,618,704)	(897,165)

Pro forma	$(7,553,524)	$(7,167,086)	$(21,822,939)	$(20,643,730)

Basic loss per share:
As reported	$(0.19)	$(0.28)	$(0.56)	$(0.80)
Compensation expense, net of tax	(0.01)	(0.00)	(0.05)	(0.03)

Pro forma	$(0.20)	$(0.28)	$(0.61)	$(0.83)

Diluted loss per share:
As reported	$(0.19)	$(0.28)	$(0.56)	$(0.80)
Compensation expense, net of tax	(0.01)	(0.00)	(0.05)	(0.03)

Pro forma	$(0.20)	$(0.28)	$(0.61)	$(0.83)

In March 2004, the FASB issued an Exposure Draft titled “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The Exposure Draft would require the recognition of compensation expense over the vesting period for all share-based payments, including stock options, based on the fair value of the payment at the grant date. The Exposure Draft is not final and was subject to a comment period that ended on June 30, 2004 and the FASB continues to deliberate and propose revisions to the Exposure Draft. Although the provisions of the Exposure Draft are not final, the Exposure Draft is proposed to be effective starting with the first interim period beginning after June 15, 2005. We are currently assessing the potential impact the proposed Exposure Draft could have on our financial position and results of operations.

Reclassifications

Certain amounts have been reclassified in the September 30, 2003 presentation to conform to the 2004 presentation.

3. March 2004 sale of common stock

In March 2004, the Company sold 8,050,000 shares of registered common stock at $6.50 per share or approximately $52.3 million and received net proceeds of approximately $48.6 million, after deducting all costs related to the sale of the common stock.

4. Convertible Debentures

As of September 30, 2004 and December 31, 2003 we have outstanding $23.0 million in convertible debentures. There was an initial discount calculated against the value of the notes of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and other discounts of $4.6 million on the notes. The unamortized discount as of September 30, 2004 is $11.5 million which is offset against the $23.0 million and is shown as $11.5 million of convertible debentures in the accompanying financial statements. The unamortized discount as of December 31, 2003 is $12.3 million, which is offset against the $23.0 million and was shown as $10.7 million of convertible debentures.

Of the $23.0 million, $3.0 million is our Series A Convertible Debenture. Our Series A Convertible Debenture is a convertible, redeemable, five-year note that matures on December 19, 2007. The Series A Convertible Debenture bears interest at a rate of 11.0% per annum, payable annually. The Series A Convertible Debenture is convertible at the holder’s option at a conversion price equal to the average closing price of our common stock, as defined in the debenture, at the time of conversion. The Series A Convertible Debenture contains provisions that place a cap on the number of shares of our common stock issuable upon its conversion, such that the holder thereof shall not have the right to convert any portion of the Series A Convertible Debenture to the extent that after giving effect to such conversion the holder would beneficially own more than 19.99% of the number of shares of our common stock outstanding immediately prior to such conversion.

The remaining $20.0 million in convertible notes were issued in two tranches to accredited investors during the three months ended June 30, 2003. On April 4, 2003, we issued $15.0 million of convertible, redeemable, 5-year, interest-bearing senior convertible notes (which we refer to as our senior convertible notes) and 5-year warrants to purchase an aggregate total of 1,080,000 shares of our common stock to various accredited investors. On June 12, 2003 we issued an additional $5 million of our senior convertible notes and a 5-year warrant to purchase an aggregate total of 360,000 shares of our common stock to an accredited investor. The senior convertible notes mature on March 31, 2008. The senior convertible notes bear interest at a rate of 6.0% per annum, payable quarterly in cash or shares of our common stock, at our option.

The senior convertible notes are convertible at a fixed price of $2.50 per share, unless otherwise adjusted prior to conversion pursuant to the price adjustment provisions set forth therein. The conversion price of the senior convertible notes will be lowered in the event of a sale by us of our common stock or securities convertible into our common stock at a per share offering price less than the conversion price of the senior convertible notes in effect immediately prior to such sale. The warrants are exercisable into shares of our common stock at $2.70 per share, unless otherwise adjusted prior to exercise pursuant to the price adjustment provisions that are substantially similar to those set forth in the senior convertible notes. The senior convertible notes and the warrants contain provisions that place a cap on the numbers of shares of our common stock issuable upon their conversion or exercise. This cap, which is 19.99% of our common stock outstanding in the case of two of the noteholders and 4.99% of our common stock outstanding in the case of the third noteholder, restricts the ability of the holder to convert or exercise any portion of its respective notes or warrants to the extent that after giving effect to such conversion the holder would beneficially own more than its respective cap.

5. Leases

On August 18, 2004, the Company entered into a lease for office space in Philadelphia at an initial base monthly rate of $12,331, with an annual increase of approximately 3% starting at month 19, for a term of 126 months. The lease may be terminated by the Company after five years.

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

Our net loss for the nine months ended September 30, 2004 was $20.2 million and as of September 30, 2004 we had an accumulated deficit of approximately $187.1 million. Our operating losses are primarily due to the costs of development of our potential products. These costs can vary significantly from year to year depending on the number of potential products in development, the stage of development of each potential product, the number of patients enrolled in and complexity of clinical trials and other factors. Our ability to achieve profitability depends upon our ability, alone or through relationships with third parties, to develop successfully our technology and products, to obtain required regulatory approvals and to manufacture, market and sell such products. It is possible that we may never be profitable.

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

Results of Operations

Three months ended September 30, 2003 and 2004

	Three months Ended September 30,		% Change from 2003 to 2004
	2003	2004
	(in thousands)
Revenue:	$—	$—	—
Costs and expenses:
General and administrative	709	935	32%
Research and development	5,654	5,814	5%

Total costs and expenses	6,363	6,749	8%

Loss from operations	(6,363)	(6,749)	8%

Other income (expense):
Dividend and interest income	13	224	1,678%
Interest expense including amortized discount	(671)	(677)	(14)%
Unrealized gains (losses) from investments	16	(31)	(296)%

Net loss	$(7,005)	$(7,233)	3%

General and administrative expenses. General and administrative expenses are primarily comprised of expenses related to intellectual property, general corporate and patent legal costs and the salaries of our administrative personnel. The increase in our general and administrative expenses for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily due to an increase in premiums for our director and officer insurance policy and an increase in our salary and benefits expense resulting from an increase in the number of administrative personnel we employ in connection with our establishment of a Philadelphia headquarters and compliance with the provisions of the Sarbanes-Oxley Act of 2002.

Research and development expenses. Research and development expenses are primarily comprised of the external costs of contracted clinical research organizations, or CROs, and, to a lesser extent, our external and internal research and development costs which include the salaries of dedicated and allocated personnel and the costs of the dedicated and allocated research and development facilities. The increase in our research and development expenses for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily due to the increased costs associated with finalizing the analysis of our PC4 clinical trial and the preparation of documentation necessary to submit Insegia to regulatory authorities. We do not accumulate cost information by major development product. Many costs are applicable to more than one product.

Interest expense including amortized discount. Interest expense, including amortized discount of $284,000, was $677,000 for the three months ended September 30, 2004 compared with interest expense, including amortized discount of $289,000 of $671,000 for the three months ended September 30, 2003. Interest expense included the amortized discount that was incurred in connection with the $20.0 million senior convertible notes we issued in 2003 and the interest thereon, as well as the interest expense on our $3.0 million Series A Convertible Debenture. The amortized discount and the interest expense associated with the senior convertible notes were non-cash expenses and had no effect on our available cash or our cash burn rate.

Net loss. The slight increase in net loss for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily a result of our higher research and development expenses and an increase in our general and administrative expenses which was offset by a decrease in our interest expense and by an increase in interest income. We had no revenues from operations for the three months ended September 30, 2003 or 2004.

Nine months ended September 30, 2003 and 2004

	Nine months Ended September 30,		% Change from 2003 to 2004
	2003	2004
	(in thousands)
Revenue:	$—	$—	—
Costs and expenses:
General and administrative	1,988	2,597	31%
Research and development	16,543	15,978	(3)%

Total costs and expenses	18,531	18,575	*

Loss from operations	(18,531)	(18,575)	*

Other income (expense):
Dividend and interest income	43	368	754%
Interest expense including amortized discount	(1,307)	(1,977)	51%
Unrealized gains (losses) from investments	48	(20)	(143)%

Net loss	$(19,747)	$(20,204)	2%

*	Less than 1 percent.

General and administrative expenses. General and administrative expenses are primarily comprised of expenses related to intellectual property, general corporate and patent legal costs and the salaries of our administrative personnel. The increase in our general and administrative expenses for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily due to an increase in premiums for our director and officer insurance policy and an increase in our salary and benefits expense resulting from an increase in the number of administrative personnel we employ in connection with our establishment of a Philadelphia headquarters and compliance with the provisions of the Sarbanes-Oxley Act of 2002.

Research and development expenses. Research and development expenses are primarily comprised of the external costs of contracted clinical research organizations, or CROs, and, to a lesser extent, our external and internal research and development costs which include the salaries of dedicated and allocated personnel and the costs of the dedicated and allocated research and development facilities. The decrease in our research and development expenses for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily due to the fact that during the nine months ended September 30, 2003 we were involved in active clinical trials, whereas we had no active clinical trials during the comparable period in 2004. This reduction was offset by the increased costs associated with finalizing the analysis of our PC4 clinical trial and the preparation of documentation necessary to submit Insegia to regulatory authorities. We do not accumulate cost information by major development product. Many costs are applicable to more than one product.

Interest expense including amortized discount. Interest expense including amortized discount of $805,000 was $2.0 million for the nine months ended September 30, 2004 compared with interest expense, including amortized discount of $443,000, of $1.3 million for the nine months ended September 30, 2003. This increase is related to our senior convertible notes of $20.0 million being outstanding for less than six months in the nine months ended September 30, 2003, as $15.0 million of these notes were issued in April 2003 and $5.0 million were issued in June 2003. Interest expense included the amortized discount that was incurred in connection with the $20.0 million senior convertible notes we issued in 2003 and the interest thereon, as well as the interest expense on our $3.0 million Series A Convertible Debenture. The amortized discount and the interest expense associated with the senior convertible notes were non-cash expenses and had no effect on our available cash or our cash burn rate.

Net loss. The slight increase in net loss for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily a result of increases in our general and administrative expenses and our interest expense including amortized discount which was offset by a slight decrease in our research and development expenses and an increase in interest income. We had no revenues from operations for the nine months ended September 30, 2003 or 2004.

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

As of September 30, 2004, we had cash, cash equivalents, and marketable securities totaling $49.4 million and working capital of $43.0 million compared to cash, cash equivalents and marketable securities totaling $19.2 million and working capital of $13.2 million at December 31, 2003. This increase is primarily due to the sale of our common stock in March 2004.

Indebtedness

As of September 30, 2004 and December 31, 2003 we had outstanding $23.0 million in convertible debentures. There was an initial discount calculated against a value of the convertible debentures of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and other discounts attributable to the value of the detachable warrants issued in conjunction with the convertible debentures of $4.6 million. The unamortized discount as of September 30, 2004 was $11.5 million which was offset against the $23.0 million and therefore shown as $11.5 million of convertible debentures in the accompanying financial statements. The unamortized discount as of December 31, 2003 was $12.3 million, which was offset against the $23.0 million and therefore shown as $10.7 million of convertible debentures in the accompanying financial statements.

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

The remaining $20.0 million in convertible notes, which we refer to as our senior convertible notes, were issued in two tranches to accredited investors in 2003. On April 4, 2003, we issued $15.0 million of convertible, redeemable, 5-year, interest-bearing senior convertible notes and 5-year warrants to purchase an aggregate total of 1,080,000 shares of our common stock to various accredited investors. On June 12, 2003 we issued an additional $5.0 million of our senior convertible notes and a 5-year warrant to purchase an aggregate total of 360,000 shares of our common stock to an accredited investor. The senior convertible notes mature on March 31, 2008. The senior convertible notes bear interest at a rate of 6.0% per annum, payable quarterly in cash or shares of our common stock, at our option.

The senior convertible notes are convertible at a fixed price of $2.50 per share, unless otherwise adjusted prior to conversion pursuant to the price adjustment provisions set forth therein. The conversion price of the senior convertible notes will be lowered in the event of a sale by us of our common stock or securities convertible into our common stock at a per share offering price less than the conversion price of the senior convertible notes in effect immediately prior to such sale. The warrants are exercisable into shares of our common stock at $2.70 per share, unless otherwise adjusted prior to exercise pursuant to the price adjustment provisions that are substantially similar to those set forth in the senior convertible notes. The senior convertible notes and the warrants contain provisions that place a cap on the numbers of shares of our common stock issuable upon their conversion or exercise. This cap, which is 19.99% of our common stock outstanding in the case of two of the noteholders and 4.99% of our common stock outstanding in the case of the third noteholder, restricts the ability of the holder to convert or exercise any portion of its respective notes or warrants to the extent that after giving effect to such conversion the holder would beneficially own more than its respective cap.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements, specifically, to fund the continued clinical development of Insegia, the clinical and pre-clinical studies for our other product candidates, including monoclonal antibodies, and for potential licenses and acquisitions of complementary products or technologies. Our uses of cash for operating activities and capital expenditures during the nine months ended September 30, 2003 and 2004 were as follows:

	Nine months ended September 30,
	2003	2004
	(in thousands)
Net cash used in operating activities	$24,986	$18,193
Capital expenditures	6	490

Total	$24,992	$18,683

The net cash used in operating activities is comprised of our net losses and working capital requirements.

Liquidity

Based on our current operating plans and our known and anticipated contractual obligations and assuming no further funding or potential revenues that may be generated from product partnering or licensing initiatives we are currently pursuing, we believe that our existing capital resources, which consist primarily of cash and short-term cash investments, including the proceeds from the financing activities described in the preceding paragraphs, will enable us to maintain operations and satisfy our periodic interest obligations on our senior convertible notes (which we may, at our option, satisfy in cash or shares of our common stock) into the second half of 2006. However, there can be no assurance that changes in our research and development plans or other future events affecting our operating expenses will not result in the depletion of our funds at an earlier time.

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

These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our beliefs regarding the applicability and corresponding commercial potential of Insegia;

•	our expectations regarding losses and negative operating cash flows for the next several years;

•	our beliefs regarding the opportunity to raise funding created by our effective shelf registration statement;

•	our expectations as to the adequacy of existing capital resources to maintain our operations and periodic interest obligations into the second half of 2006;

•	our expectations regarding the effect of inflation on our continuing operations for the foreseeable future; and

•	our belief that the impact of our use of estimates will not be significant on our results of operations in 2004.

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

Foreign Currency Exchange Risk. We have a laboratory and staff in Europe. During the three months ended September 30, 2004, we incurred expenses for our pipeline products. If the U.S. dollar weakens relative to a foreign currency, any losses generated in the foreign currency will, in effect, increase when converted into U.S. dollars and vice versa. We do not speculate in the foreign exchange market and do not manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. We also do not engage in derivative activities.

Interest Rate Risk. At September 30, 2004, we had cash equivalents in the amount of $48.5 million. We also had net convertible debentures payable of $11.5 million. Cash equivalents consist of money market funds and short term investments with maturities of three months or less placed with major financial institutions.

We are exposed to certain market risks that are inherent in our financial instruments. Specifically, we are subject to interest rate risk on our convertible debentures. The following table presents the future principal payment obligations and interest rates associated with our convertible debt instruments assuming our actual level of long-term debt indebtedness as of September 30, 2004:

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in thousands)
Convertible Debentures:
Series A Convertible Debentures (11.0%)	$—	$—	$—	$3,000	$—	$—	$3,000	$2,232
Senior Convertible Notes (6.0%)	$—	$—	$—	$—	$20,000	$—	$20,000	$9,999

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we maintain disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2004. Based on such evaluation, such officers have concluded that, as of September 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the original terms of our senior convertible notes, on July 1, 2004, we issued 77,320 shares of our common stock in lieu of $300,000 of interest payments due these notes for the quarter ended June 30, 2004. Pursuant to the terms of the notes, we have the option to pay cash in interest or in shares of our common stock. The shares were issued to three noteholders, each of which are accredited investors. The shares were issued in reliance upon Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Item 6. Exhibits

31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APHTON CORPORATION

Date: November 8, 2004	By:	/s/ Patrick T. Mooney, M.D.
Patrick T. Mooney, M.D. Chief Executive Officer and President (Principal Executive Officer)

Date: November 8, 2004	By:	/s/ James F. Smith
James F. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.