Form 10-K
period 2004-12-31
APHTON CORP
filed 2005-03-16
CIK 840319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-19122

APHTON CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	95-3640931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Penn Center, 1628 JFK Boulevard, Suite 2300, Philadelphia PA	19103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(215) 218-4340

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $99.8 million as of June 30, 2004.

The number of shares outstanding of the Registrant’s common stock (as of March 11, 2005): 37,899,598 shares

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2005 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2004, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

We are a biopharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of cancer and gastrointestinal disease. Our research and development efforts are based on our proprietary active immunization and monoclonal antibody technologies. Our technologies are based on key discoveries made by us as well as our deep understanding of the central role of gastrin, a naturally occurring hormone, and gastrin receptors. It is well documented in scientific literature that gastrin and gastrin receptors are critical to the onset, development, growth and spread of adenocarcinomas of the gastrointestinal system, including those found in the stomach, pancreas, esophagus, liver and throughout the colon and rectum.

Our lead product candidate is an immunotherapeutic called Insegia™(G17DT). We have completed two Phase III clinical trials for the treatment of pancreatic cancer with Insegia. We also recently completed testing of Insegia in one Phase II clinical trial for the treatment of gastric cancer and one Phase II clinical trial for the treatment of colorectal cancer. On October 30, 2003, we announced positive results from our Phase III randomized, double-blinded, placebo-controlled clinical trial of Insegia as monotherapy in patients with pancreatic cancer. Treatment with Insegia resulted in a median survival of 151 days, compared with 83 days for patients treated with placebo. On February 15, 2005, we announced the preliminary results from our Phase III randomized, double-blinded clinical trial of Insegia in combination with chemotherapy, versus chemotherapy plus placebo in patients with pancreatic cancer. Treatment with Insegia did not meet its primary efficacy endpoint of a statistically significant improvement in overall survival in patients with pancreatic cancer, however, approximately 70% of the patients who received Insegia achieved an antibody response. Those patients who made an antibody response with Insegia demonstrated prolonged survival over patients treated in the control arm with chemotherapy alone, as well as over the approximately 30% of patients who did not achieve an antibody response. The adverse event profile in this study showed no significant differences between study arms and was similar to the observed events in previous clinical trials. By comparison, currently approved drugs for the treatment of gastric, pancreatic and colorectal cancers have significant side effects. We are continuing to evaluate these results as well as other pre-specified secondary endpoints in this study.

Our Business Strategy

The principal elements of our strategy are to:

Develop and successfully commercialize Insegia

We are seeking to develop and globally commercialize Insegia as a monotherapy treatment for pancreatic cancer, based on the success of our Phase III clinical trial of Insegia as a monotherapy in pancreatic cancer patients. In addition, we intend to continue to pursue the development and approval of Insegia as a treatment, as a monotherapy and in combination with other treatments, for gastric cancer. We believe that clinical trial data suggest Insegia may be an effective and safe treatment. Accordingly, we anticipate continuing to make focused investments in Insegia. In addition, we intend to license Insegia to treat human cancers in markets worldwide outside of North America and Europe, especially in Asia, with a focus there on gastric cancer therapy in return for royalties, up-front fees and milestone payments.

Advance our strong portfolio of in-house product candidates

We believe we have a strong pipeline of product candidates in various stages of preclinical development, including monoclonal antibodies. We plan to further develop these product candidates through a combination of internal efforts and collaborations. We intend to explore strategic alliances, corporate collaborations or acquisitions and academic partnerships to facilitate our development and commercialization efforts. We believe this strategy increases the likelihood that we will successfully develop commercially viable pharmaceutical products.

Build a diverse portfolio of gastrointestinal and oncology candidates

In addition to our internal drug discovery efforts, we intend to expand our product candidate pipeline by identifying, evaluating and acquiring rights to potential products and technologies developed by third parties that we believe fit within our overall pipeline strategy. The principle focus of this expansion effort will be complementary products or technologies that target gastrointestinal and oncological indications. We may expand our product portfolio through in-licensing, strategic partnerships or acquisitions. As part of this strategy, we entered into an agreement to acquire Igeneon, an Austrian biopharmaceutical company that is focused on the development of immunotherapy-based therapeutics for the treatment of cancer.

Gastrointestinal Cancer Market Overview

Pancreatic Cancer

The American Cancer Society (ACS) estimates there will be approximately 32,180 new cases of pancreatic cancer in the U.S. in 2005, and that approximately 31,800 patients in the U.S. will die from pancreatic cancer. In addition, it is estimated by Globocan 2002 that approximately 87,000 new cases of pancreatic cancer will be diagnosed in the seven major markets, comprised of the U.S., Japan, France, Germany, Italy, Spain and the United Kingdom, in 2005. The prognosis for most of these patients is very poor. At the time of diagnosis, the great majority of patients have the disease in its advanced stages, which is considered incurable, and the patients have a very short survival time. Surgery, when possible, and chemotherapy are the primary treatment options currently available, but have shown only very limited benefit. In fact, the ACS estimates that there is an almost equal number of deaths from pancreatic cancer as there are new cases, which makes this disease the fourth largest cause of cancer mortality in the U.S.

Gastric Cancer

According to the ACS, there will be approximately 36,000 new cases of gastric and esophageal cancer, with approximately 25,000 deaths in the U.S. projected from these cancers in 2005. Furthermore, according to Globocan 2002, there are an estimated 620,000 patients with gastric cancer in the United States, Europe and Japan alone. The prognosis for the overwhelming majority of these patients is very poor. Patients diagnosed with metastatic disease have five-year survival rates of only about 3%. Currently, surgery and chemotherapy are the primary treatment options, but these regimens have shown only very limited benefit.

Basis of Approach

Our primary approach for the treatment of major diseases such as cancer has been to employ (anti) “hormone therapy.” Our hormone therapy involves neutralizing, or blocking, targeted hormones which play a critical role in diseases of the gastrointestinal and reproduction systems. We have selected the strategy of hormone therapy because hormone therapy has proved over decades to be efficacious in the treatment of major diseases, both malignant and non-malignant. Well-documented examples of the efficacy of hormone therapy in humans are blocking histamine (Zantac, Tagamet), to reduce stomach acid. These hormone therapies treat gastroesophageal reflux disease (GERD), ulcerations of the esophagus and peptic ulcers. Additional examples of hormone therapy include blocking estrogen (Tamoxifen) for breast cancer therapy and blocking the production of testosterone (Lupron, Zoladex) for prostate cancer therapy.

Anti-Gastrin Therapy

Scientific Basis for Anti-Gastrin Therapy

Our primary approach for the treatment of gastrointestinal cancers is to eliminate or significantly reduce levels of gastrin. In the normal physiological state, the gastrin family of hormones regulates the secretion of acid in the stomach, which aids in digestion. However, it is well documented in scientific literature that gastrin 17 (G17) is a central growth factor, or initiating signal, for cell growth, cell proliferation and metastasis, or spread, in pancreatic, gastric, colorectal, esophageal and other gastrointestinal cancers. The signaling cascade is triggered by gastrin binding to the large numbers of gastrin receptors which appear, de novo, in the great majority of cases, on tumor cell surfaces of gastrointestinal cancers.

We have shown that neutralizing G17 inhibits cell growth, proliferation and metastasis, leading to programmed cell death (apoptosis) and reduction of tumor growth. Consequently, by inhibiting gastrin, our product Insegia is designed to reduce tumor growth and extend survival rates of patients with gastrointestinal cancers. In addition, Insegia neutralizes glycine-extended gastrin 17, a mutant form of gastrin that is produced by tumor cells, which has been shown to further fuel the growth of gastrointestinal cancers.

Based on our studies, we believe that both G17 and the precursor gly-G17 are able to induce specific growth responses that lead to the branching and tubular networks characteristic of angiogenesis in a human endothelial cell system (cells responsible for the development of new blood vasculature). These studies, for which we and our collaborators were given The Blue Ribbon Award by the 2000 American Gastroenterological Association (AGA) Meeting, showed that the angiogenic stimulus in this cell system was equal in magnitude to that caused by VEGF (vascular endothelial growth factor), which has received much attention in the scientific and drug development literature. Furthermore, the studies showed that neutralization of G17 and gly-G17 by Insegia caused a strong and significant reversal of (angiogenic) effects confirming their specificity of action. The studies also demonstrated in these angiogenic cells, at both the molecular and protein level, that CCK-2, or gastrin, receptor was expressed, and that gastrin/CCK-2R in these blood vessel forming cells was of the type that had three times increased affinity for gly-gastrin than for G17 (amidated) gastrin, which is characteristic of the receptors found in metastatic tumors. It was concluded that these studies presented evidence for an angiogenic role for gastrin, in addition to its widely acknowledged role as a growth factor for gastrointestinal-cancer cells and its spread.

Subsequent studies, which have been conducted by our scientists and collaborators, have investigated the mechanism of action by which our monoclonal antibody (Mab) targeted against the receptor to which G17 binds, called the CCKB/Gastrin receptor, is taken up by a liver tumor cell, enters the cell nucleus and results in cell death. Five liver cancer (hepatoma) cell lines, both human and animal, were studied. The results showed that in all five cell lines, uptake of our labeled anti-CCK-BR antibody was correlated with apoptosis. The study concluded that a direct relationship between the uptake of the antibody and cell death by apoptosis existed. This observation has important implications in the treatment of CCK-BR positive tumors, including hepatomas, where there are limited therapeutic options. A third study presented findings on the varying structure of the receptors for G17 and gly-gastrin 17 during the progression of malignancy.

In June 2001, scientists in collaboration with us published a peer-reviewed article with the new findings that the genes for both the gastrointestinal hormone gastrin and its receptor are “switched on” at the earliest stages of pre-malignancy in stomach cells, helping to fuel their progression to cancer. The article entitled: “Expression of Gastrin in Developing gastric Adenocarcinoma” appeared in the issue of British Journal of Surgery, 2001 Volume 88.

Our Product - Insegia

Insegia is an active immunotherapy designed to target and inhibit the activity of the gastrin hormone. Insegia works by harnessing the body’s own immune system to generate high levels of antibodies to gastrin and the gastrin receptor. The intent is to neutralize the ability of the gastrin hormone to further effect the growth and proliferation of particular cancers. Insegia consists of a synthetic gastrin-like peptide, which is linked to Diphtheria Toxoid (DT). DT contains the structures (epitopes) that generate an immune response in the patient. When patients are injected with Insegia it typically causes them to create antibodies that bind to both G17 and gly-gastrin 17 and remove them from circulation before they can bind to the cancer cells and initiate the signals that cause cancer cell growth and metastasis.

Insegia is placed in a slow-release suspension, or delivery vehicle. This combination is designed to achieve four objectives: 1) a high antibody response; 2) a durable antibody response; 3) limited systemic toxicity; and 4) long-term stability, or shelf-life. In our clinical trials, Insegia is administered by injection, with booster shots at approximately three to six-month intervals.

Our Pipeline

Our major research program, which is currently in the development phase, involves a radioactive gastrin peptide that is able to target radioactivity to gastrin receptor positive tumors such as gastrointestinal, small cell lung and medullary thyroid. We expect that such an approach will allow imaging of Insegia-responsive tumors and will ultimately be used as a therapy in its own right. Formulation, toxicity and regulatory studies are underway and, in collaboration with a radiopharmaceutical research group, we expect that tumor imaging studies will begin in the latter part of 2005. We anticipate that following proof of concept, immediate progress into trials with therapeutic versions of the radioligands will begin.

Our research and development program also focuses on a second generation of gastrin immuno-therapeutics including monoclonal antibodies directed against the same gastrin species as Insegia. We believe that passive gastrin immunotherapy will complement Insegia in a number of ways by (i) providing a means of treating Insegia non-responders, (ii) allowing sustained temporal serum levels of gastrin antibodies in patients with adverse reactions to Insegia preventing further immunizations and (iii) boosting titers in weak Insegia responders. This program is being developed under our collaboration with Xoma and we anticipate that lead candidates will enter the development phase during 2005.

Insegia Clinical Trials

We have conducted various clinical trials testing Insegia in the treatment of various gastrointestinal cancers and non-cancer diseases.

Pancreatic Cancer Clinical Trials

We have completed two clinical trials in patients with advanced pancreatic cancer. On October 30, 2003, we announced positive results from our Phase III randomized, double-blinded, placebo-controlled clinical trial of Insegia as a monotherapy in patients with pancreatic cancer. In June 2004, we presented data from this trial at the Annual American Society of Clinical Oncology. The Phase III trial enrolled a total of 154 treatment-naive patients with advanced pancreatic cancer from 22 sites in Europe. Patients were randomly assigned to one of two arms - one arm received Insegia alone, the other arm received placebo. Results from this clinical trial indicate that Insegia as a monotherapy prolongs the expected survival of patients with pancreatic cancer. Specifically, treatment with Insegia in patients who had documented pancreatic cancer resulted in a median survival of 150 days, compared with 83 days for patients treated with placebo (p=0.030, log rank). Importantly, patients who generated anti-G17 antibodies (G17 responders) lived significantly longer than patients who did not generate anti-G17 antibodies (G17 non-responders) or patients who received placebo. Analysis of the results showed that G17 responders had a median survival of 176 days compared to 63 days for G17 non-responders and to 83 days for the placebo group.

Additionally, results from this clinical trial indicate that treatment with Insegia is safe and well tolerated. We believe the results from this trial demonstrate that Insegia could potentially provide a safe and effective alternative for the significant number of patients worldwide that have pancreatic cancer and who either cannot tolerate or refuse to take chemotherapy.

On February 15, 2005, we announced the preliminary results from our second Phase III, or PC(IV), clinical trial for advanced pancreatic cancer patients. The trial was a randomized double-blinded, clinical trial in the U.S. and foreign countries. Patients were randomly assigned to one of two arms – one arm received Insegia in combination with the chemotherapeutic gemcitabine, the other arm received gemcitabine plus placebo. Gemcitabine is the standard of care for patients with metastatic pancreatic cancer. The trial enrolled 383 patients with a primary endpoint of a statistically significant increase in overall survival. Although Insegia did not meet its primary efficacy endpoint of improving overall survival in patients with pancreatic cancer who were treated with the combination, approximately 70% of the patients who received Insegia achieved an antibody response to the hormone gastrin. Those patients demonstrated prolonged survival over patients treated in the control arm with chemotherapy alone, as well as the approximately 30% of patients who did not achieve an antibody response to gastrin. The adverse event profile in this study showed no significant differences between study arms and was similar to the observed events in previous clinical trials. We are continuing to evaluate these results as well as other pre-specified secondary endpoints in this study.

Gastric Cancer Clinical Trial

We have conducted one Phase II single-arm clinical trial with Insegia in combination with the chemotherapeutics cisplatin and 5-FU in patients with advanced gastric cancer. On February 5, 2004, we announced positive results from this clinical trial. The clinical trial enrolled a total of 103 chemotherapy-naive patients with advanced gastric cancer from 42 sites in the U.S. and Europe. Patients received Insegia in combination with cisplatin and 5-FU. The median survival for all patients treated with the drug combination was approximately 9.0 months. Specifically, G17 responders had a median survival of 10.8 months compared with 6.2 months for the G17 non-responders. Additionally, data from this clinical trial indicates that Insegia is safe and well tolerated. We believe the results from this trial demonstrate that Insegia could provide a safe and effective addition to the standard of care, cisplatin and 5-FU, for patients with gastric cancer.

Other Clinical Trials

On June 7, 2004 we announced that we had concluded a Phase II clinical trial with Insegia in combination with the chemotherapeutic irinotecan in patients with irinotecan-refractory colorectal cancer. The study enrolled 161 patients with metastatic colorectal adenocarcinoma not responding to irinotecan-based chemotherapy. Results indicated that the combination of Insegia with irinotecan resulted in a survival benefit of 62% for anti-G17 antibody responders and an overall anti-G17 immune response rate of 62%. Toxicity of combination therapy was consistent with irinotecan with the exception of injection site reactions attributed to Insegia.

Strategic Alliances

sanofi-aventis

In February 1997, we entered into a strategic alliance with sanofi-aventis (formerly aventis-pasteur), a leader in medical science and research and the world’s largest vaccine manufacturer and marketer, for all human cancer applications of Insegia including stomach, colorectal, liver and pancreatic cancer applications. Under the terms of the 20 year Co-Promotion Agreement and License, we are responsible for product development, clinical trials and regulatory approvals. sanofi-aventis was granted an exclusive license to promote, market, distribute and sell Insegia in the United States, Canada, Europe (including the Commonwealth of Independent States countries) and Mexico, subject to our right to co-promote Insegia either independently or in collaboration with sanofi-aventis.

As part of this alliance, but independent of our Co-Promotion Agreement and License, we entered into a stand-alone long-term supply agreement with sanofi-aventis providing for the supply of DT and/or Tetanus Toxoid, a key material used in the development and manufacture of several of our therapeutic vaccines, including Insegia. If, and when, Insegia is approved for sale, sanofi-aventis would be responsible for funding and conducting the promotion, advertising, marketing, distribution and sales of Insegia in North America and Europe. Under the terms of the strategic alliance, we received upfront consideration aggregating $10 million, including $1 million cash and a supply commitment (of DT and/or Tetanus Toxoid suitable for human use) of $9 million. In addition, sanofi-aventis will pay us based on a profit sharing schedule tied to the amount of net sales and net profits whereby we would receive a royalty at all times in excess of 50% of the net profit resulting from such sales. The $10 million upfront consideration has been classified as a license payment and has been deferred and will be recognized for accounting purposes as revenue within the twenty-year period of the strategic alliance. The revenue recognition will begin once regulatory agency approval to market Insegia has been received and will be recognized ratably over the remaining period of the strategic alliance, which ends February 13, 2017.

Either party may terminate the Co-Promotion Agreement for, among other things, uncured material breach or certain events of bankruptcy or insolvency. sanofi-aventis has the right to terminate the Co-Promotion Agreement, following completion of Phase III clinical trials in the event that it determines that for safety and efficacy reasons it does not wish to co-promote, market or sell the product. In the event that the Co-Promotion Agreement is terminated due to a material breach by sanofi-aventis, all rights of sanofi-aventis granted by the Co-Promotion Agreement will be terminated. However, sanofi-aventis’s obligations with regard to the $10 million upfront consideration, both the cash and our rights to the full $9 million in unconditional supply commitment, survive termination of the Co-Promotion Agreement. There is no provision under the agreement for the unconditional supply commitment to be satisfied by sanofi-aventis with a cash payment. In the event that the agreement is terminated due to a material breach by us, we will, among other things, grant sanofi-aventis a co-exclusive license, under our patents and know-how in North America and Europe and under the product trademarks, to make and sell Insegia in exchange for royalty payments to us at a royalty rate based on a percentage of net sales.

Daiichi

On June 22, 2004, we entered into a Collaboration and License Agreement with Daiichi Pure Chemicals Co., Ltd. for the development, manufacturing and commercialization of gastrin-related diagnostic kits. Under the agreement, Daiichi will develop diagnostic kits based on assays and monoclonal antibodies developed by us. Daiichi is a leader in the field of diagnostics and the development of diagnostic kits.

Under the terms of the agreement, Daiichi will have exclusive worldwide manufacturing and supply rights and will commercialize the kits by itself or with specialized distributors in Asia. We will have the rights to commercialize the kits by ourselves or with specialized distributors, outside of Asia. To approve, direct and facilitate the collaborative commercialization, the parties established a Joint Steering Committee, which will, among other things, coordinate the development and implementation of a plan for collaborative commercialization, plan and coordinate collaborative efforts between the parties, and monitor compliance with the agreement.

In the event we and Daiichi develop and manufacture diagnostic kits for commercialization, we will enter into a supply agreement, which will contain the terms by which Daiichi will supply the diagnostic kits to us. The prices we pay for the kits will be determined by the Joint Steering Committee and will be set forth in the applicable supply agreement. In addition, Daiichi will be required to pay a royalty of 10% of net sales for kits it sells in Asia.

The agreement may be terminated by mutual agreement or by either party upon thirty (30) days’ prior written notice, upon an uncured material breach or upon the bankruptcy or insolvency of the other party. Unless earlier terminated, the agreement shall remain in effect until (i) we and Daiichi decide that we will not enter into a supply agreement or (ii) a date set by the Joint Steering Committee.

Xoma

In September 2004, we entered into a worldwide Collaboration Agreement with Xoma (US) LLC for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. Xoma, which is one of the leaders in the field of monoclonal antibodies, possesses a multi-technology platform and fully-integrated product development infrastructure for therapeutic antibody generation, optimization, production and development. We and Xoma will collaborate on the joint development of all products contemplated under the agreement and are to share all development expenses and all commercialization profits and losses for all product candidates on a 70/30 basis, respectively. XOMA will have worldwide manufacturing rights for these products and the ability to share up to 30% in the commercialization efforts in the U.S. in accordance with the terms of the agreement. We will share commercialization rights in the U.S. and will have exclusive rights to commercialize all products outside the U.S. Under certain circumstances, we have the right to license or sublicense products to any party in a particular country or jurisdiction, in which case Xoma or such other third party would receive a royalty based on net sales of such product.

Regulatory Applications

We have submitted applications for approval of Insegia as a monotherapy for the treatment of advanced pancreatic cancer in patients for whom chemotherapy is not indicated with three governmental agencies.

In December 2003, we began submission of regulatory documentation to the Australian Therapeutic Goods Administration (ATGA) for the registration of Insegia as monotherapy in patients with advanced pancreatic cancer who are either unable to tolerate or elect not to take chemotherapy.

In June 2004, we began submission of regulatory documentation to the Swiss Agency for Therapeutic Products (Swissmedic), the regulatory authority in Switzerland, for the registration of Insegia as monotherapy in patients with advanced pancreatic cancer who are either unable to tolerate or elect not to take chemotherapy.

Finally in August 2004 we submitted the regulatory documentation to Health Canada, the regulatory authority in Canada, for the registration of Insegia as monotherapy for the treatment of advanced pancreatic cancer in patients for whom chemotherapy is not indicated. We were authorized to file a submission by Health Canada under the Notice of Compliance with conditions (NOC/c) policy. An NOC/c is a form of market approval granted to a product on the basis of promising evidence of clinical effectiveness following review of the submission by Health Canada. Products approved under Health Canada’s NOC/c policy are intended for the treatment, prevention or diagnosis of a serious, life-threatening or severely debilitating illness. These products are selected on the basis that they have demonstrated promising benefit, are of high quality and possess an acceptable safety profile based on a benefit/risk assessment. In addition, they either respond to a serious unmet medical need in Canada or have demonstrated a significant improvement in the benefit/risk profile over existing therapies.

Potential Acquisition of Igeneon

On December 14, 2004, we entered into a Stock Purchase Agreement with Igeneon Krebs-Immuntherapie Forschungs- Und Entwicklungs-Ag (“Igeneon”), and the holders of Igeneon’s equity securities to acquire all of the equity securities of Igeneon. Igeneon, headquartered in Vienna, Austria, is a clinical stage biopharmaceutical company focused on the development of active and passive cancer immunotherapies designed to prevent or delay the development of metastases in cancers of epithelial origin. Igeneon’s lead product candidate is IGN101, an active cancer vaccine which is currently in a Phase II/III clinical trial. Igeneon’s second most advanced product candidate is IGN311, a monoclonal antibody targeting Lewis Y-positive cancer cells. IGN311 is expected to report results from a Phase I trial in 2005. Igeneon has a number of innovative research projects in prelinical development.

Pursuant to the Purchase Agreement, the purchase price for all of Igeneon’s equity securities is equal to (i) 21,500,000 shares of our common stock and (ii) a cash payment of $25,000. If the acquisition by us of Igeneon’s equity securities is consummated, Igeneon will become our wholly-owned subsidiary.

The closing of the Igeneon acquisition is subject to customary terms and conditions as set forth in the Purchase Agreement and to approval by our stockholders of:

•	the issuance of the 21,500,000 shares of our common stock in exchange for all of Igeneon’s equity securities; and

•	an amendment to our Amended and Restated Certificate of Incorporation increasing the number of authorized shares of all classes of stock that we may issue from 64,000,000 shares to 104,000,000 shares, 100,000,000 of which shall be classified as common stock and 4,000,000 of which shall be classified as preferred stock.

The special meeting of our stockholders to vote on the above proposals is currently scheduled to be held on March 22, 2005. On February 16, 2005, we commenced mailing of a proxy statement to all holders of record as of February 10, 2005 soliciting their vote with respect to these proposals.

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

Supply and Manufacturing

We rely on third parties to supply us with the various components of Insegia Immunogen and to manufacture Insegia Immunogen for our preclinical and clinical trials. Currently, we contract with various suppliers for (i) the synthetic gastrin-like peptide, (ii) DT and/or Tetanus Toxoid, and (iii) the components of our emulsion delivery vehicle. We then contract with a third party to manufacture the final Insegia product, a sterile, injectable dosage of Insegia. We believe we have good relationships with our suppliers and manufacturer and that our current arrangements with them are suitable for our operations. Additionally, we believe that if any of the suppliers were to cease supplying us with any of the components of Insegia Immunogen, we would be able to find alternative sources for such components and manufacturing.

Intellectual Property

We devote significant resources to protecting and expanding our intellectual property portfolio. We seek to protect our core technologies through a combination of patents, trade secrets, and know-how. As of March 11, 2005, we held 17 issued patents in the U.S. and 20 granted patents in foreign countries, and have pending patent applications and patent applications in preparation. We protect our technology through numerous United States and foreign patent filings, trademarks and trade secrets that we own or license.

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

In addition to patents, we rely on trade secrets and know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements. These agreements provide that all confidential information developed by us and made known to the individual during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties, except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from companies that are to receive our confidential data. In the case of employees, consultants and contractors, confidentiality agreements with them generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as our exclusive property. However, it is possible that these parties may breach those agreements and we may not have adequate remedies for any breach or such agreements may be deemed unenforceable. It is also possible that our trade secrets or unpatentable know-how will otherwise become known or be independently developed by competitors.

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

Gemcitabine, manufactured by Eli Lily, is the only currently available treatment for pancreatic cancer approved by the U.S. Food and Drug Administration (FDA). Insegia is intended to be used as a non-toxic monotherapy or as a combination therapy. We believe that Pfizer, AstraZeneca and other pharmaceutical and biotechnology companies are also developing pancreatic cancer therapy.

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

The competitors discussed above may succeed in developing and marketing cancer vaccines that are more effective than or marketed before Insegia. Other products such as chemotherapeutics, monoclonal antibodies, small molecules angiogenesis inhibitors and gene therapies are also under development and could potentially compete with Insegia or other products we may develop.

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

Our competitive position depends on the safety and efficacy of our products, the timing of regulatory approval and commercial introduction, and the effectiveness of our marketing and sales efforts. Our success also depends on our ability to form strategic alliance relationships with other companies with greater marketing resources than ours, attract and retain qualified personnel, and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

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

Employees

As of December 31, 2004, we had approximately 51 employees, none of whom is represented by a collective bargaining agreement. We consider our employee relations to be good.

Regulatory and Environmental Matters

Governmental authorities in the U.S. and other countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record keeping, advertising, promotion, export, marketing and distribution, among other things, of our investigational products. In the U.S., the FDA under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations, subjects pharmaceutical products to rigorous review.

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

After the IND becomes effective, a sponsor may commence human clinical trials. However, prior to commencement of each clinical trial, the sponsor must submit to the FDA a “protocol,” after having obtained the approval of the institution participating in the trials. The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap. In Phase I, clinical trials are typically conducted with a small number of healthy subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. In the case of products for life-threatening diseases, such as Insegia, the initial human, or Phase I, testing is generally done in target disease-afflicted patients rather than in healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide results traditionally obtained in Phase II trials. These trials are frequently referred to as “Phase I/IIA” trials. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

The sponsor must submit to the FDA the results of the preclinical and clinical testing, together with, among other things, detailed information on the manufacture and composition of the product, in the form of a new drug application or, in the case of a biologic, like Insegia, a biologics license application. In a process which can take a year or more, the FDA reviews this application and, when and if it decides that adequate data is available to show that the new compound is both safe and effective and that other applicable requirements have been met, approves the drug or biologic for marketing. The amount of time taken for this approval process is a function of a number of variables, including the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA.

Congress enacted the Food and Drug Administration Modernization Act of 1997 in part to ensure the availability of safe and effective drugs, biologics, and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of “Fast Track” products, including biologics. A Fast Track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the Fast Track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. This designation assures access to FDA personnel for consultation throughout the development process as well as a six-month review of marketing applications for the designated product. We have received Fast Track designation for Insegia in combination with cisplatin and 5-FU for use in stage IV gastric cancer. We cannot predict whether these designations will impact the timing or likelihood of FDA approval of Insegia.

The Modernization Act specifies that the FDA must determine if the product qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request. The FDA can base approval of a marketing application for a Fast Track product on a positive effect on a clinical endpoint or on another endpoint that is reasonably likely to predict clinical benefit. The FDA may subject approval of an application for a Fast Track product to:

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

In July 2002, we announced that we had received official notice from the FDA granting Insegia Orphan-Drug status for treatment of gastric cancer, and adenocarcinoma of the pancreas.

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

For clinical investigation and marketing outside the United States, we are or may be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

In January 2003, the European Commission designated Insegia as an “orphan medicinal product” for the treatment of gastric cancer and pancreatic cancer.

On December 19, 2002, we announced that we had received official notice from the Australian Therapeutic Goods Administration (ATGA), the regulatory authority in Australia equivalent to the FDA, granting Insegia Immunogen Orphan-Drug status for treatment of both pancreatic cancer and gastric (stomach) cancer. Unlike in the United States, the Australian orphan-drug designation automatically confers priority evaluation for the drug ahead of other evaluations. On December 30, 2003 we announced that we had begun submission of regulatory documentation to the ATGA for the registration of Insegia as monotherapy in patients with advanced pancreatic cancer who are either unable to tolerate or elect not to take chemotherapy.

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

Risk Factors

Risks Related to Our Business

We have a history of operating losses. We expect to continue to incur substantial operating losses in the next several years and we may never be profitable.

We have experienced significant operating losses since our inception in 1981 and expect to continue incurring substantial operating losses for at least the next several years. We expect losses to increase over the next several years as we continue our clinical trials, apply for regulatory approvals, and continue our research and development efforts. We also expect to experience negative operating cash flows for the foreseeable future. Our losses have adversely impacted, and will continue to adversely impact, our working capital, total assets and stockholders’ equity. Our net loss for the year ended December 31, 2004 was $28.8 million and for the year ended December 31, 2003 was $26.3 million. As of December 31, 2004, we had an accumulated deficit of approximately $195.7 million. Our ability to achieve profitability depends upon our ability, alone or through relationships with third parties, to develop successfully our technology and products, to obtain required regulatory approvals and to manufacture, market and sell such products. We may never be profitable.

We do not currently have any products which are approved for sale and we do not yet generate revenue from the sale of any products.

To date, we have not generated any revenues from product sales. All of our potential products are in various stages of product development, and most are still in research or in early development. None of them are approved for sale. All of our potential products will require expensive, extensive and time consuming clinical testing, and some may require additional research and development, prior to commercial use. Accordingly, we cannot plan on deriving revenues from these products for a number of years, if at all. These potential products may not be developed successfully into immunogens that can be administered to humans or may not prove to be safe and effective in clinical trials or cost-effective to manufacture and administer. We may encounter problems in clinical trials that will cause us to delay or suspend a clinical trial. Also, our products that are currently under development may not be completed successfully or within an acceptable time period, if at all. Further, our products may not receive regulatory approval. Finally, if any of our products do receive required regulatory approval, we may not be capable of producing those products in commercial quantities or those products may not be accepted by the marketplace.

Our success is heavily dependent on the viability of Insegia.

We currently have only one product candidate, Insegia, which has completed, various Phase II and Phase III clinical trials. Our other product candidates are in pre-clinical or early clinical stages. Accordingly, if there is any delay in our ability to commercialize Insegia in the U.S. or elsewhere, there will be a corresponding delay in our ability to generate revenue.

Insegia’s failure to meet its primary efficacy endpoint in our recently completed PC(IV) clinical trial may delay the approval of Insegia for marketing.

Although we have had positive results with Insegia as a monotherapy in a Phase III clinical trial for the treatment of pancreatic cancer, the FDA, unlike other jurisdictions, generally will not approve a monotherapy treatment as a frontline therapy when there is another approved therapy. With respect to pancreatic cancer, gemcitabine is currently the approved therapy. Consequently, as a result of Insegia’s failure to meet its primary efficacy endpoint in combination with gemcitabine in our recently completed PC(IV) clinical trial, we would not be able to apply for approval of Insegia as a frontline treatment for advanced pancreatic cancer in the U.S. As other jurisdictions do not have the same restrictions, we have applied for approval in Australia, Switzerland and Canada of Insegia as a monothereapy treatment for advanced pancreatic cancer for patients that cannot tolerate or choose not to take chemotherapy based on the results of our monotherapy Phase III clinical trial. However, regulatory agencies in Switzerland, Australia, Canada and elsewhere may require additional clinical trials prior to approving Insegia for marketing in those countries.

Because Insegia is our latest stage product, any delay in approving Insegia in the U.S. and elsewhere will significantly delay the time at which we begin generating revenue from product sales. In addition, conducting additional clinical trials would be costly, time consuming and divert our limited resources from our other product candidates. Furthermore, even if we conduct additional trials, there is no guarantee that such clinical trials would be successful, or if successful, that Insegia would be approved for marketing in the U.S. or elsewhere. Additionally, any delay in approval of Insegia could result in other similar drugs coming to market prior to Insegia and Insegia losing its Orphan-Drug status.

Our ability to successfully register Insegia may be adversely affected by the percentage of cancer patients that are non-responsive to Insegia.

Insegia operates by causing patients to produce antibodies that bind to both G17 and gly-gastrin and remove them from circulation before they can bind to cancer cells and promote tumor development and proliferation. If a patient does not, after treatment, produce antibodies to Insegia, then Insegia will not have the intended effect on the tumor or the patient’s survival. The results of our clinical studies have shown that approximately 20% to 35% of these cancer patients do not respond to Insegia and as a result do not create antibodies. While we have tried, and will continue to try, to identify an explanation for the non-responsiveness to Insegia of these patients, we may be unable to identify an explanation or develop a solution. This phenomenon tends to make it more difficult to establish, with statistical significance, efficacy, which in turn will make it more difficult to obtain regulatory approvals. It may also impair this product candidate’s acceptance in the marketplace, should we ultimately obtain regulatory approval.

If our stockholders do not approve the authorization and issuance of our shares of common stock in exchange for the equity securities of Igeneon, we will not have any product candidates in registrable clinical trials until at least 2007.

We are not currently conducting registrable clinical trials for any of our product candidates and we do not anticipate conducting such clinical trials until at least 2007. Without conducting any such clinical trials, we may have a difficult time obtaining financing, if necessary, to support our research and development requirements and working capital needs. Igeneon currently has one product in Phase II/III clinical trials, which, if our acquisition of Igeneoon is consummated, may be the basis for us to obtain additional financing prior to 2007.

However, in the event that our stockholders do not approve the acquisition of Igeneon or the equity holders of Igeneon decide not to consummate the acquisition and we do not receive approval from any jurisdiction for the marketing of Insegia for the next several years, we may be unable to obtain financing or generate revenues until at least 2007.

Without obtaining additional financing or generating revenue we may not have enough liquidity to fund our research and development program.

Developing our technology and products requires a commitment of substantial funds to conduct the costly and time-consuming research and clinical trials necessary for such development. On December 31, 2004 we had approximately $43.4 million in cash and current investments. Based on our current burn rate for cash used in operations, we expect this amount of cash and current investments will enable us to maintain a range of operations into 2006.

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

Our ability to successfully commercialize Insegia is dependent on our strategic alliance with sanofi-aventis.

Sanofi-aventis is responsible for conducting and funding the promotion, advertisement, marketing, distribution and sales of Insegia in North America and Europe. Our ability to develop, commercialize and market Insegia is highly dependent on our strategic alliance with sanofi-aventis. Although our agreement was originally with aventis-pasteur, because of the merger of aventis-pasteur with Sanofi-Synthélabo, our current agreement is with sanofi-aventis. As a result of the merger, sanofi-aventis may not devote as much time and resources to our relationship with them. In addition, sanofi-aventis may develop technologies or products that are competitive with Insegia which would reduce their financial incentive in the success of Insegia. Accordingly, we may have to seek other strategic partners for conducting and funding the promotion, advertisement, marketing, distribution and sales of our anti-gastrin product in North America and Europe.

Our ability to commercialize our products could be materially and adversely affected if we cannot obtain the needed quantities of our raw materials for our products.

Diphtheria Toxoid (DT) is a key material used in the development and manufacture of Insegia. We do not currently manufacture DT and large quantities of DT suitable for human use are not readily obtainable in the open market. We currently have supply agreements with sanofi-aventis, one of only a few manufacturers of DT in the world, for this material. If the supply of DT from sanofi-aventis is disrupted for any reason, including a breach under the supply agreement, we may be unable to obtain sufficient quantities of DT on a timely and cost-effective basis, if at all. This could result in increased costs, delayed development or ultimately unsuccessful clinical trials which could materially and adversely affect our ability to commercialize our products.

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

Our ability to develop and commercialize our pipeline products is dependent on strategic alliances.

As our company has limited personnel and financial resources, our ability to develop and commercialize our pipeline products is dependent on strategic alliances. For example, we have entered into an alliance with XOMA regarding the development of our monoclonal antibodies and an agreement with Daiichi to develop, manufacture and commercialize gastrin-related diagnostic kits. In addition, we collaborate with numerous academic institutions with respect to our preclinical and other research and development activities. As a result of our strategic alliances, we will not completely control the nature, timing or cost of bringing our current pipeline products to market. Our partners could choose not to devote resources to these arrangements or, under certain circumstances, may terminate these arrangements early. In addition, our partners, outside of their arrangements with us, may develop technologies or products that are competitive with those that we are developing. From time to time, we may also become involved in disputes with our partners. As a result of these factors, our strategic alliances may not yield successful products or revenues. In addition, we may be unable to enter into new strategic alliances or enter into new strategic alliances on favorable terms.

Our products under development are based on an approach to disease therapy and prevention that has not yet been approved and may prove to be unsuccessful.

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

We have material amounts of indebtedness outstanding as a result of our $20 million 2003 senior convertible notes issued to certain institutional investors and the $3 million Series A Convertible Debenture issued to sanofi-aventis. We are required to make quarterly interest payments on the 2003 senior convertible notes in cash or stock, at our option, and annual interest payments on the $3 million Series A Convertible Debenture in cash. At any time after March 31, 2006, the holders of the 2003 senior convertible notes have the right to require that we redeem all or any portion of the notes.

We are not currently in default under the terms of our outstanding 2003 senior convertible notes or Series A Convertible Debenture and we believe we will have the resources to make all required interest payments. If, however, we at any time default on any of our payment obligations or other obligations under the terms of our outstanding 2003 senior convertible notes or Series A Convertible Debenture, the applicable holders will have all rights available to them under the terms of our outstanding 2003 senior convertible notes and Series A Convertible Debenture, as applicable, including, in the case of the Series A Convertible Debenture, the forced redemption of the entire principal of the instrument, plus accrued interest for cash, and, in the case of the 2003 senior convertible notes, 110% of the principal amount plus accrued interest. The 2003 senior convertible notes also have certain qualified cross-default provisions, particularly for acceleration of indebtedness under the notes. Under such circumstances, our cash position and liquidity would be severely impacted, and it is possible we would not be able to pay our debts as they come due.

Our existing debt obligations impose operating restrictions on us, which may prevent us from taking certain corporate actions.

The terms of the agreements governing our 2003 senior convertible notes and the Series A Convertible Debenture impose operating restrictions on us. These restrictions limit, among other things, our ability to:

•	incur or guarantee additional indebtedness, on or before March 31, 2006;

•	sell assets;

•	redeem, pay cash dividends or make other distributions on our common stock; and

•	create liens.

We cannot assure you that these negative covenants will not adversely affect our ability to:

•	finance our future operations or capital needs;

•	pursue available business opportunities;

•	enter into transactions with potential acquirers;

•	plan for or react to market conditions;

•	meet capital needs; and

•	restrict our activities or business plans.

A breach of any of these negative covenants could result in a default in respect of our outstanding 2003 senior convertible notes and/or Series A Convertible Debenture. In addition, if our common stock is suspended from trading or if we fail to be listed on The Nasdaq National Market, the Nasdaq Smallcap Market, the American Stock Exchange or the New York Stock Exchange for 5 consecutive days or for 10 days in a 365 day period it would be an event of default under our 2003 senior convertible notes. If a default occurs, the holders could elect to declare all amounts, together with accrued interest, to be immediately due and payable in cash, and, in the case of the 2003 senior convertible notes, at a price equal to 110% of the amount due.

In addition, under the terms of both our 2003 senior convertible notes and the Series A Convertible Debenture, in the event of a change of control of us, including a sale of all or substantially all of our assets, the surviving entity would be obligated to assume our outstanding debt obligations. In the event of a change of control, the holders of our outstanding Series A Convertible Debenture would have the right to require us to redeem the entire principal of the debenture, plus accrued interest for cash, and, in the case of the 2003 senior convertible notes, the holder of our outstanding 2003 senior convertible notes would have the right to secure or to redeem 110% of the principal amount plus accrued interest. Additionally, we may be required to redeem the Series A Convertible Debenture, in cash or common stock at sanofi-aventis’ option, if we sell, license, pledge or transfer certain of our projects or products to an entity other than sanofi-aventis or its affiliates.

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

Additionally, sales of substantial amounts of shares of our common stock in the public market or in connection with a strategic relationship or acquisition, or the perception that such sales could occur, may adversely affect the market price of our common stock and may make it more difficult for us to sell our equity securities in the future at a time and price which we deem appropriate. To the extent the holders of our convertible securities, warrants and options convert or exercise such securities and then sell the shares of our common stock they receive upon conversion or exercise, our stock price may decrease due to the additional amount of shares available in the market. The subsequent sales of these shares could encourage short sales by our stockholders and others which could place further downward pressure on our stock price. We may also issue additional capital stock, convertible securities and warrants to raise capital in the future, issue additional common stock to pay any accrued interest on the 2003 senior convertible notes and issue stock options to attract and retain key personnel.

Provisions in our charter documents could prevent or frustrate any attempts to replace our current board of directors by stockholders.

Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us without consent of our board of directors. Our certificate of incorporation and bylaws provide for a staggered board and removal of directors only for cause. Accordingly, stockholders may elect only a minority of our board at any annual meeting, which may have the effect of delaying or preventing changes in the board of directors. In addition, on August 17, 2004, our Board of Directors adopted a Stockholders’ Rights Plan and declared a dividend of one preferred share purchase right for each outstanding share of our Common Stock to holders of record on August 31, 2004. The Stockholders Rights Plan could make it more difficult for a third party to acquire our common stock without approval of the current Board of Directors. In addition, our certificate of incorporation currently permits our board of directors to issue up to 4,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. Our issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock and thereby effect a change in the composition of our board of directors. Our certificate of incorporation also provides that our stockholders may not take action by written consent. Our certificate of incorporation and bylaws permit only our Chairman, President or a majority of our board of directors to call a special stockholder meeting. These provisions may have the effect of preventing or hindering any attempts by our stockholders to replace our current board of directors. In addition, Delaware law also prohibits a corporation from engaging in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Also, under applicable Delaware law, our board of directors may adopt anti-takeover measures in the future.

The conversion of our convertible securities, the exercise of outstanding warrants and options and other rights to obtain additional shares could dilute the value of the shares currently held by our stockholders.

As of March 1, 2005, our 2003 senior convertible notes are convertible into 8,000,000 shares of our common stock and our Series A Convertible Debenture is convertible into 2,205,882 shares of our common stock (based on the average closing price of our common stock for the five trading days prior to, but not including, March 1, 2005). We also have outstanding options and warrants which are exercisable for approximately 5,896,240 shares of our common stock, with a weighted average exercise price of $8.98. The conversion of our 2003 senior convertible notes and our Series A Convertible Debenture and the exercise of our outstanding warrants and options could result in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby. In addition, the conversion price of our 2003 senior convertible notes and the exercise price of the warrants issued in connection with the 2003 senior convertible notes may be lowered under the price adjustment provisions in the event of a “dilutive issuance,” that is, if we issue common stock at any time prior to maturity at a per share price below such conversion or exercise price, either directly or in connection with the issuance of securities that are convertible into, or exercisable for, shares of our common stock. A reduction in the conversion or exercise price may result in the issuance of a significant number of additional shares upon the conversion of the 2003 senior convertible notes or the exercise of the warrants.

Neither our 2003 senior convertible notes nor the warrants issued in connection with the 2003 senior convertible notes establish a “floor” that would limit reductions in such conversion price or exercise price, except for the 80% floor applicable to any dilutive issuance that occurs between March 31, 2004 and prior to March 31, 2006. This 80% floor limits any reduction in the then conversion price or exercise price to a price equal to 80% of such conversion price or exercise price. By corollary, there is no

“ceiling” on the number of shares issuable upon conversion of the 2003 senior convertible notes or exercise of the warrants. The downward adjustment of the conversion price of the 2003 senior convertible notes or in the exercise price of the warrants could result in further dilution in the value of the shares of our outstanding common stock and the voting power represented thereby.

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

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular product is safe and effective for the applicable cancer or disease. Several biopharmaceutical companies have failed to obtain regulatory approvals because the applicable regulatory agencies were not satisfied with the structure of the clinical trials or the ability to interpret the data from the trials. We may encounter similar problems. We commenced our completed Phase III clinical trials prior to the FDA implementing its process for special protocol assessments, which is a process designed to provide companies assurance that the FDA will not disapprove an application for approval because of defects in the clinical trial protocol designs. The timing and success of a clinical trial is dependent on many factors, including enrolling sufficient patients in a timely manner, demonstrating the efficacy of a product in a statistically significant manner and avoiding adverse patient reactions. The timing and success of our clinical trials in particular are also dependent on the FDA and other regulatory agencies accepting each trial’s protocol, statistical analysis plan, product characterization tests and clinical data. If the FDA and other regulatory agencies are not satisfied with such matters and/or our current clinical trials yield inconclusive or negative results, we may be required to modify or to expand the scope of our clinical trial studies or conduct additional clinical trial studies to support a filing. In that event, the costs of developing our products would increase and the launch of our products would be delayed. In addition, we, the FDA or another applicable regulatory agency might delay or halt our clinical trials for various reasons.

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

Insegia has been designated as an “Orphan Drug” in the U.S. and various other jurisdictions. This designation has the potential of providing us with marketing exclusivity for specified time periods (seven years in the U.S.), but only with respect to other drugs that are the same as Insegia and only if Insegia is the first drug approved for the designated indication in that jurisdiction. Moreover, we intend to seek, where appropriate, priority review by drug regulatory authorities. We cannot be certain, however, that we will obtain priority review, and even if we do, there can be no assurance that the approval process will not, nonetheless, be lengthy.

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

As of March 11, 2005, we held 17 issued patents in the U.S. and 20 patents granted in foreign countries, and have pending patent applications and patent applications in preparation. Our pending applications or patent applications in preparation may or may not be issued as patents in the future. Additionally, our existing patents, patents pending and patents that we may subsequently obtain will not necessarily preclude competitors from developing products that compete with products we have developed and thus would substantially lessen the value of our proprietary rights. We intend to file additional patent applications, when appropriate, relating to our technologies, improvements to our technologies and specific products we may develop. If any of our patents are challenged, invalidated, circumvented or held to be unenforceable, we could lose the protection of rights we believe to be valuable, and our business could be materially and adversely affected. Lastly, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S.

We also rely on trade secrets to protect our technology, especially where patent protection is not believed to be appropriate or obtainable. We protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants and certain contractors. These agreements may not ultimately provide us with adequate protection in the event of unauthorized use or disclosure of confidential or proprietary information, and, in addition, the parties may breach such agreements or our agreements may be deemed unenforceable. Our trade secrets may otherwise become known to, or be independently developed by, our competitors.

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

Clinical trials and product liability claims or inadequate clinical trials and product liability insurance coverage may have a material adverse effect on our business, financial condition and future prospects.

We currently face an inherent risk of liability exposure related to testing our therapeutic products in human clinical trials and will face even greater risks for product liability when we sell our products commercially.

An individual may bring a clinical trials or product liability claim against us if one of our products causes, or appears to have caused, an injury. Clinical trials and product liability claims may result in:

•	substantial monetary awards to plaintiffs;

•	costs of related litigation;

•	withdrawal of clinical trial volunteers;

•	injury to our reputation; and

•	decreased demand for our products if our products become commercially available.

We currently maintain clinical trials liability coverage against risks associated with testing our potential products in clinical trials. If and when we begin selling products, we intend to obtain product liability insurance. Insurance coverage for clinical trials and product liability, however, is becoming increasingly expensive and difficult to obtain. Insurance coverage may not be available in the future at an acceptable cost, if at all, or in sufficient amounts to protect us against such liability. The obligation to pay any clinical trials and/or any product liability claim in excess of whatever insurance we are able to acquire could have a material adverse effect on our business, financial condition and future prospects.

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

Availability of Reports and Other Information

Our corporate website is www.aphton.com. We make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 on our website under “Investor Relations – For SEC filings click here” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”). In addition, the Commission’s website is www.sec.gov. The Commission makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Additionally, our reports, proxy and information statements may be read and copied at the Commission’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. Information on our website or the Commission’s website is not a part of this document.

ITEM 2. PROPERTIES

We do not own any real property. We lease our corporate headquarters in Philadelphia, Pennsylvania. We presently lease office, and research and development facilities in several locations in the United States and the United Kingdom. We believe that these offices and facilities are suitable for our operations for the foreseeable future. We may or may not relocate one or more of our offices and facilities based on strategic planning.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any litigation, administrative or governmental proceeding and none is believed by our management to be threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading under the symbol “APHT” on The Nasdaq National Market System (“Nasdaq”) on June 2, 1994. The following table presents trading information for our common stock for the periods indicated on the Nasdaq:

	High	Low
Year ended December 31, 2003
First quarter	$5.47	$2.03
Second quarter	8.40	2.35
Third quarter	9.97	5.10
Fourth quarter	7.57	5.15
Year ended December 31, 2004
First quarter	$8.72	$4.50
Second quarter	5.74	3.22
Third quarter	4.39	2.82
Fourth quarter	3.99	2.82

As of February 28, 2005, there were 252 record holders of our common stock.

We have not paid a dividend on any class of common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	184,000	$3.38	2,316,000
Equity compensation plans not approved by stockholders	4,012,240	$10.58	—
Total	4,196,240	$10.26	2,316,000

In addition to options granted under the 1999 and 2004 Stock Option Plans, options have been granted to certain of our key employees and consultants on an individual basis. The terms of each option were contained in a grant agreement provided to the recipient. As the issuance of the options was not approved by our stockholders, the options granted were non-qualified stock options.

The 1999 Stock Option Plan was adopted by us effective December 15, 1999. Under the 1999 Stock Option Plan, as amended, a committee of the board of directors, which administered the 1999 plan, was permitted to issue up to 2,500,000 options. Each option includes a right to dividends from the time the option was issued until termination, expiration or exercise of the option. The vesting schedule for options granted is set forth in each award agreement. The award agreements provide either for immediate vesting or proportionate vesting over a period of three to eight years. However, the board retains the right to accelerate vesting at any time, including upon a change of control. The exercise price for each option was determined by the committee and each option issued under the 1999 plan is exercisable for a period of 20 years from the date of its issuance. Certain award agreements permit the recipient to purchase shares of common stock issuable upon exercise of his options through a cashless exercise. Depending upon the terms of the award agreement, vested options generally terminate (1) immediately upon termination for “Cause,” (2) from 120 to 180 days after termination due to death and (3) from 45 days to expiration of the exercise period for termination due to reasons other than death or “Cause.” Unvested options terminate immediately upon termination of employment. The 1999 plan terminates in 2020.

Prior to 1999, we issued stock options, from time to time, to our employees and consultants subject to individual agreements.

In accordance with the original terms of our 2003 senior convertible notes, on October 1, 2004, we issued 84,508 shares of our common stock in lieu of $300,000 of interest payments due on the 2003 senior convertible notes for the quarter ended September 30, 2004. Pursuant to the terms of the 2003 senior convertible notes, we have the option to pay interest in cash or in shares of our common stock. The shares were issued to three noteholders, each of which are accredited investors. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to Aphton’s statements of operations and balance sheets for the years ended January 31, 2001, the eleven months ended December 31, 2001 and the years ended December 31, 2002, 2003 and 2004 are derived from audited financial statements and should be read together with the financial statements and related notes included in this Annual Report. The data presented below should be read together with the financial statements, related notes, and other financial information included herein.

Statement of Operations Data:

(In thousands, except per share data)	Year Ended January 31, 2001	Eleven Months Ended December 31, 2001	Year Ended December 31,
			2002	2003	2004
Research & development expenses	$15,302	$28,676	$37,682	$21,878	$21,147
Net loss	$(16,397)	$(31,264)	$(39,990)	$(26,300)	$(28,762)
Net loss per share	$(1.02)	$(1.87)	$(1.93)	$(1.02)	$(0.79)
Weighted average shares outstanding	16,100	16,739	20,748	25,791	36,285

Balance Sheet Data:

	Year Ended January 31, 2001	Eleven Months Ended December 31, 2001	As of December 31,
(In thousands)			2002	2003	2004
Cash and cash equivalents	$3,509	$3,177	$7,824	$18,379	$29,999
Short-term investments available-for-sale	$15,156	$3,146	$749	—	$12,315
Total assets	$27,364	$13,983	$15,991	$27,246	$52,635
Convertible debentures	—	—	$3,000	$10,738	$11,845
Total liabilities	$16,208	$20,715	$27,317	$27,321	$31,644
Accumulated deficit	$(69,351)	$(100,615)	$(140,605)	$(166,905)	$(195,667)
Total stockholders’ equity (deficit)	$11,156	$(6,732)	$(11,326)	$(75)	$20,990

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

Overview

General

We are a biopharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of cancer and gastrointestinal disease. Our research and development efforts are based on our proprietary active immunization and monoclonal antibody technologies. Our lead product candidate is an immunotherapeutic called Insegia. We currently have, in various stages, clinical trials testing Insegia in the treatment of various gastrointestinal cancers and non-cancer diseases. We believe that our human data and the safety profile of Insegia support the broad applicability and corresponding commercial potential for this therapy in gastrointestinal cancer.

Financial Operations

We do not have any products approved for sale in the U.S. or abroad. Therefore, we do not generate any revenue from the sale of our products. We have experienced significant operating losses since our inception in 1981 and expect to continue incurring significant operating losses for at least the next several years. We expect losses to continue over the next several years as we continue our clinical trials, apply for regulatory approvals and continue our research and development efforts. We also expect to experience negative operating cash flows for the foreseeable future. Our losses have adversely impacted, and will continue to adversely impact, our working capital, total assets and stockholders’ equity.

Our net loss for the year ended December 31, 2004 was $28.8 million and as of December 31, 2004, we had an accumulated deficit of approximately $195.7 million. Our operating losses are primarily due to the costs of development of our potential products. These costs can vary significantly from year to year depending on the number of potential products in development, the stage of development of each potential product, the number of patients enrolled in and the complexity of clinical trials and other factors. Our ability to achieve profitability depends upon our ability, alone or through relationships with third parties, to successfully develop our technology and products, to obtain required regulatory approvals and to manufacture, market and sell such products. It is possible that we may never be profitable.

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

Our significant accounting policies are described in Note 2 to the financial statements included in this Annual Report. We believe that our most critical accounting policies include the use of estimates. The impact of these estimates on results of operations in 2004 and 2003 were not significant. We periodically review these policies and estimates, the effect of which is reflected as a component of net loss in the period in which the change is known.

Convertible Debt Issued with Stock Purchase Warrants

We account for convertible debt issued with stock purchase warrants in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, Emerging Issues Task Force (EITF) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

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

Deferred Acquisition Costs

Costs consisting primarily of professional fees (legal, accounting and investment banking) associated with the pending acquisition of Igeneon have been deferred as of December 31, 2004.

Results of Operations

Years Ended December 31, 2004 and 2003

	Year Ended December 31,		% Change from 2003 to 2004
	2003	2004
	(in thousands)
Revenue:	$—	$—	—
Costs and expenses:
General and administrative	2,768	5,570	101.2%
Research and development	21,878	21,147	(3.3)%

Total costs and expenses	24,646	26,717	8.4%

Loss from operations	(24,646)	(26,717)	8.4%

Other income (expense):
Interest expense including amortized discount	(1,851)	(2,676)	44.6%
Dividend and interest income	78	588	652.6%
Unrealized gains from investments	119	43	(63.9)%

Net loss	$(26,300)	$(28,762)	9.4%

General and administrative expenses. General and administrative expenses are primarily comprised of expenses related to intellectual property, general corporate and patent legal costs and the salaries of our administrative personnel. The increase in our general and administrative expenses for the year ended December 31, 2004, compared to the year ended December 31, 2003, was primarily due to an increase in Sarbanes-Oxley compliance costs, professional fees, premiums for our director and officer insurance policy and an increase in salary and benefits of our administrative personnel.

Research and development expenses. Research and development expenses are primarily comprised of the external costs of contracted CROs and, to a lesser extent, our internal and other external research and development costs which include the salaries of dedicated and allocated personnel and the costs of the dedicated and allocated research and development facilities. The decrease in our research and development expenses for the year ended December 31, 2004 compared to the year ended December 31, 2003 was primarily due to the completion of recruitment and final stages of our Phase II and Phase III clinical trials. We expect our research and development expenses in the year ending December 31, 2005 to be materially greater than our research and development expenses in the year ended December 31, 2004.

Interest expense. Interest expense was approximately $1,533,000 and amortized discount and deferred financing costs relating to our 2003 senior convertible notes was approximately $1,143,000 for the year ended December 31, 2004, compared with interest expense of approximately $1,169,000 and amortized discount of $682,000 and deferred financing costs of $9,000 relating to our 2003 senior convertible notes for the year ended December 31, 2003. The increase in amortized discount is attributable to the $20.0 million 2003 Senior convertible notes that we issued in 2003 which were outstanding for all of 2004. Of this amount, $15.0 million of the 2003 senior convertible debentures were issued in April 2003 and $5.0 million were issued in June 2003. Interest expense as presented in the financial statements included the amortized discount that was incurred in connection with our $20.0 million 2003 senior convertible notes and the interest expense on our $3.0 million Series A Convertible Debenture issued in 2002. The expenses relating to our $20.0 million 2003 senior convertible notes were non-cash expenses and had no effect on our available cash or our cash burn rate.

Net loss. The increase in net loss for the year ended December 31, 2004, compared to the year ended December 31, 2003, was primarily a result of our higher general and administrative expenses. We had no revenues from operations for either of the years ended December 31, 2003 or 2004.

Years Ended December 31, 2003 and 2002

	Year Ended December 31,		% Change from 2002 to 2003
	2002	2003
	(in thousands)
Revenue:	$—	$—	—
Costs and expenses:
General and administrative	2,270	2,768	21.9%
Research and development	37,682	21,878	(41.9)%

Total costs and expenses	39,952	24,646	(38.3)%

Loss from operations	(39,952)	(24,646)	(38.3)%

Other income (expense):
Interest expense including amortized discount	—	(1,851)	—
Dividend and interest income	115	78	(32.2)%
Unrealized gains (losses) from investments	(153)	119	177.8%

Net loss	$(39,990)	$(26,300)	34.2%

General and administrative expenses. General and administrative expenses are primarily comprised of expenses related to intellectual property, general corporate and patent legal costs and the salaries of our administrative personnel. The increase in our general and administrative expenses for the year ended December 31, 2003, compared to the year ended December 31, 2002, was primarily due to an increase in professional fees, premiums for our director and officer insurance policy and an increase in salary and benefits of our administrative personnel.

Research and development expenses. Research and development expenses are primarily comprised of the external costs of contracted CROs and, to a lesser extent, our internal and other external research and development costs which include the salaries of dedicated and allocated personnel and the costs of the dedicated and allocated research and development facilities. The decrease in our research and development expenses for the year ended December 31, 2003 compared to the year ended December 31, 2002 was primarily due to the completion of recruitment and final stages of our Phase II and Phase III clinical trials.

Interest expense. Interest expense was approximately $1,169,000 for the year and the amortized discount relating to our 2003 senior convertible notes was approximately $682,000 for the year ended December 31, 2003, compared with interest expense of approximately $11,000 and no amortized discount for the year ended December 31, 2002. The increase in interest expense and amortized discount was related to our Series A Convertible Debenture of $3.0 million being outstanding for all of 2003, compared with less than a month during 2002, and to $20.0 million of our 2003 senior convertible notes being issued in 2003. Of this amount, $15.0 million was issued in April 2003 and $5.0 million was issued in June 2003. Interest expense included the amortized discount that was incurred in connection with our $20.0 million of 2003 senior convertible notes and the interest expense on our $3.0 million Series A Convertible Debenture issued in 2002. The expenses relating to the $20.0 million of 2003 senior convertible notes were non-cash expenses and had no effect on our available cash or our cash burn rate.

Net loss. The decrease in net loss for the year ended December 31, 2003 compared to the year ended December 31, 2002 was primarily a result of our lower external research and development expenses. We had no revenues from operations for either of the years ended December 31, 2002 or 2003.

Liquidity and Capital Resources

We finance our operations through the sale of our equity and convertible securities and the exercise of outstanding warrants. We sell securities and take on debt when the terms of such transactions are deemed favorable to us or are necessary to fund our current and projected cash needs. We seek to balance the level of cash, cash equivalents and marketable securities on hand with our projected needs to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. These funds provide us with the resources to operate our business, attract and retain key personnel and scientific staff, fund our research and development program, pre-clinical testing and clinical trials, apply for the necessary regulatory approvals and develop our technology and products.

At December 31, 2004, we had cash, cash equivalents and short-term investments totaling $43.4 million and working capital of $34.3 million compared to cash, cash equivalents and short-term investments totaling $19.2 million and working capital of $13.2 million at December 31, 2003.

During the years ended December 31, 2002, 2003 and 2004, we received net proceeds from the following sources:

	Year ended December 31,
	2002	2003	2004
	(in thousands)
Sales of equity securities and sales and exercises of warrants	$35,397	$24,081	$48,628
Issuance of convertible debentures	3,000	20,000	—

Total	$38,397	$44,081	$48,628

The amount of funding we have raised and will be able to raise through sales of our equity and convertible securities and the exercise of outstanding warrants depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, the price of our common stock and the status of the capital markets.

In 2004, we sold 8,050,000 shares of our common stock in an underwritten offering at $6.50 per share and received net proceeds in the amount of $48.6 million. We have approximately $47.7 million of common stock that remains available for sale at our discretion, subject to certain limitations under federal securities laws based on the shelf registration statement we filed on December 24, 2003 with the Commission for the issuance of up to $100.0 million of our common stock. The shelf registration statement was declared effective on January 15, 2004. We believe an effective shelf registration statement with registered shares of our common stock available for sale gives us the opportunity to raise funding when terms are favorable.

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

Indebtedness

As of December 31, 2004 and 2003, we had an aggregate principal amount of $23.0 million of convertible debentures outstanding. This $23.0 million was comprised of $3.0 million principal amount of our Series A Convertible Debenture and $20.0 million of our 2003 senior convertible notes. There was an initial discount calculated against the value of the 2003 senior convertible notes of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and other discounts attributable to the value of the detachable warrants issued in conjunction with the 2003 senior convertible notes of $4.6 million. The discount at December 31, 2004 was $11.2 million which was offset against the $23.0 million of aggregate principal amount of convertible debentures and is therefore reflected as $11.8 million of convertible debentures in the accompanying financial statements. The discount at December 31, 2003 was $12.3 million which was offset against the $23.0 million of aggregate principal amount of convertible debentures and is therefore reflected as $10.7 million of convertible debentures in the accompanying financial statements.

Our Series A Convertible Debenture has a principal amount of $3.0 million and is a convertible, redeemable, five-year debenture that matures on December 19, 2007. The Series A Convertible Debenture bears interest at a rate of 11.0% per annum, payable annually. The Series A Convertible Debenture is convertible at the holder’s option at a conversion price equal to the average closing price of our common stock, as defined in the debenture, at the time of conversion. The Series A Convertible Debenture contains provisions that place a cap on the number of shares of our common stock issuable upon its conversion, such that the holder thereof shall not have the right to convert any portion of the Series A Convertible Debenture to the extent that after giving effect to such conversion the holder would beneficially own more than 19.99% of the number of shares of our common stock outstanding immediately prior to such conversion.

The remaining $20.0 million is in redeemable, five-year interest bearing senior convertible notes, which we refer to as our 2003 senior convertible notes, and which were issued in two tranches to accredited investors in 2003. On April 4, 2003, we issued $15.0 million of 2003 senior convertible notes and 5-year warrants to purchase an aggregate of 1,080,000 shares of our common stock to various accredited investors. On June 12, 2003 we issued an additional $5.0 million of our 2003 senior convertible notes and a 5-year warrant to purchase an aggregate of 360,000 shares of our common stock to an accredited investor. The 2003 senior convertible notes mature on March 31, 2008. The 2003 senior convertible notes bear interest at a rate of 6.0% per annum, payable quarterly in cash or shares of our common stock, at our option. During 2004 we issued an aggregate of 278,907 shares of our common stock in lieu of cash for aggregate interest payments of $1.2 million on our 2003 senior convertible notes.

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

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements, specifically, to fund the continued clinical development of Insegia, the clinical and pre-clinical studies for our other product candidates, including monoclonal antibodies, and for potential licenses and acquisitions of complementary products or technologies. Our uses of cash for operating activities and capital expenditures during the years ended December 31, 2002, 2003 and 2004 were as follows:

	Year ended December 31,
	(in thousands)
	2002	2003	2004
Net cash used in operating activities	$35,594	$32,954	$23,321
Capital expenditures	158	7	712

Total	$35,997	$32,961	$24,033

The net cash used in operating activities is comprised of our net losses and working capital requirements. In 2004, $12.3 million of the net cash used in operating activities was used to purchase short-term securities, which are readily marketable and which are available for our short-term cash needs even through they are not classified as short-term cash investments. As noted above, our net loss increased in 2002 due to the costs of advancing our product candidates through preclinical and clinical phases of development, and decreased in 2003 and 2004 due to the completion of recruitment in our Phase III clinical trials.

Liquidity

Based on our current operating plans and our known and anticipated contractual obligations and assuming no further funding or potential revenues that may be generated from product partnering or licensing initiatives we are currently pursuing, we believe that our existing capital resources, which consist primarily of cash, cash equivalents and short-term investments, including the proceeds from the financing activities described in the preceding paragraphs, will enable us to maintain operations and satisfy our periodic interest obligations on our 2003 senior convertible notes (which we may, at our option, satisfy in cash or shares of our common stock) into 2006. However, there can be no assurance that changes in our research and development plans or other future events affecting our operating expenses will not result in the depletion of our funds at an earlier time.

Our working capital and capital requirements will depend upon numerous factors, including the following: the progress of our research and development program, pre-clinical testing and clinical trials; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to product development, manufacturing and marketing capabilities; technological advances; competition; the possible acquisition of Igeneon; and collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing and marketing of certain of our products and our ability to obtain funds from such strategic alliances or from other sources. Many of these factors are beyond our control. In the event that we require additional funds, we may be required to sell additional equity securities or convertible debt, or obtain funds through arrangements with collaborative partners. If we are unable to complete such transactions, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs.

Inflation

Inflation and changing prices have not had a material effect on our continuing operations and we do not expect inflation to have any material effect on our continuing operations in the foreseeable future. Interest and other income were primarily derived from money-market accounts.

Effect Of Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We currently account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. Although we have not yet completed our analysis of the impact of adopting SFAS No. 123(R), we believe the impact likely to be material to our financial statements.

Off-Balance Sheet Arrangements

We do not have or engage in any off-balance sheet arrangements.

Contractual Obligations

We have fixed contractual obligations under various long-term debt instruments and lease agreements. These contractual obligations were comprised of the following as of December 31, 2004:

	Payment due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations*	$27,632	$1,530	$5,802	$20,300	$—
Operating Lease Obligations	2,060	311	686	511	552

Total	$29,692	$1,841	$6,488	$20,811	$552

*	Includes interest payments associated with the long term debt obligations.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. Specifically, we are subject to interest rate risk on our Series A Convertible Debenture and 2003 senior convertible notes. The following table presents the future principal payment obligations, interest rates and the fair values associated with our convertible debt instruments assuming our actual level of long-term debt indebtedness as of December 31, 2004:

	2005	2006	2007	2008	2009	There after	Total	Fair Value
	(in thousands)
Convertible Debentures/Notes:
Series A Convertible Debentures (11.0%)	$—	$—	$3,000	$—		$—		$2,232
Senior Convertible Notes (6.0%)	$—	$—	$—	$20,000		$—		$9,883

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

These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•	our beliefs regarding the applicability and corresponding commercial potential of Insegia;

•	our belief regarding the use of Insegia as a monotherapy or in combination with chemotherapy to treat gastrointestinal cancers;

•	our intention to seek priority review by the appropriate drug regulatory authorities;

•	our belief that the clinical trial data indicates that Insegia is an effective and safe treatment;

•	our expectations regarding the continuation of focused investments in Insegia;

•	our expectations regarding licensing Insegia in non-sanofi-aventis territories and indications;

•	our intention to in-license, enter into strategic partnerships or acquire complementary products or technologies that target gastrointestinal and oncological indications;

•	our expectations that tumor imaging studies for our radioactive gastrin peptide program will begin in the latter part of 2005;

•	our expectations that lead candidates under our collaboration with XOMA will enter the development phase during 2005;

•	our expectations regarding the development of Igeneon’s products and the receipt and timing of data on these products;

•	our expectations as to the development and commercialization of our products and the expansion of our product candidate pipeline;

•	our expectations as to the receipt and timing of data, regulatory clearance and approvals, including our ability to commence and complete clinical trials in a timely manner;

•	our expectations regarding losses and negative operating cash flows for the next several years;

•	expectations regarding our research and development expenses for the year ending December 31, 2005;

•	our expectations as to the adequacy of existing capital resources to support our operations and periodic interest obligations into 2006;

•	our expectations regarding the completion of the Igeneon acquisition; and

•	our expectations regarding the impact of adopting SFAS No. 123 (R).

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We caution investors that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to obtain additional financing or reduce our costs and expenses;

•	our ability to develop, obtain regulatory approval for, produce in commercial quantities and gain commercial acceptance for Insegia and our other product candidates;

•	our ability to maintain and enter into new arrangements and collaborations with third parties for the supply of key materials and/or assistance in the manufacture, market, sale and distribution of our products;

•	our ability to enforce our patents and proprietary rights;

•	our level of debt obligations and the impact of restrictions imposed on us by the terms of this debt;

•	our ability to attract and retain highly qualified scientists and other technical personnel;

•	our ability to receive the necessary stockholder approval and consummate the Igeneon acquisition;

•	our ability to determine the impact of adopting certain accounting pronouncements; and

•	changes in healthcare reform.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data for the Company are on pages F-1 through F-20. All financial statement schedules have been omitted as they are not required, inapplicable or the information required is furnished in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2004. Based on such evaluation, such officers have concluded that, as of December 31, 2004, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As permitted by the Order Under Section 36 of the Exchange Act issued by the SEC on November 30, 2004, the Company will file Management’s Annual Report on Internal Control Over Financial Reporting and the related Attestation Report of the Registered Public Accounting Firm by April 30, 2005 through an amendment to this annual report on Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Office and our Chief Financial Officer (who also serves as our principal accounting officer). In addition, we have adopted a Code of Business Conduct and Ethics which applies to our directors, officers and employees. A copy of each of these codes are available on the Company’s website at www.aphton.com.

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed on or before April 30, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed on or before April 30, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed on or before April 30, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed on or before April 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed on or before April 30, 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Financial Statements

See “Item 8. Financial Statements and Supplementary Data” for Financial Statements included with this Annul Report on Form 10-K.

(2)	Financial Statement Schedules

None.

(3)	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.3	Amended and Restated By-Laws. *

4.1	Series A Convertible Debenture due 2007, dated December 20, 2002, issued by Aphton Corporation to Aventis Pharmaceuticals Inc. (2)

4.2	Warrant to purchase Common Stock, dated February 24, 2003, issued by Aphton Corporation to Mainfield Enterprises Inc. (3)

4.3	Form of Senior Convertible Note due 2008, dated March 31, 2003, issued by Aphton Corporation to SF Capital Partners Ltd., Heartland Value Fund and Smith Barney Fundamental Value Fund Inc. (4)

4.4	Form of Additional Senior Convertible Note due 2008 issued by Aphton Corporation to SF Capital Partners Ltd. (4)

4.5	Form of Warrant to purchase Common Stock, dated March 31, 2003, issued by Aphton Corporation to SF Capital Partners Ltd., Heartland Value Fund and Smith Barney Fundamental Value Fund Inc. (4)

4.7	Form of Additional Warrant to purchase Common Stock issued by Aphton Corporation to SF Capital Partners Ltd. (5)

4.8	Form of Warrant pursuant to which certain directors and officers of Aphton Corporation were granted stock options. (6)

4.9	Form of Class A Investor Warrant to purchase Common Stock issued to certain institutional investors on September 18, 2003. (7)

4.10	Rights Agreement, dated as of August 17, 2004, between Aphton Corporation and the Rights Agent (which includes the Form of Certificate of Designations, as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Shares of Preferred Stock as Exhibit C). (8)

10.4	Co-Promotion Agreement and License by and between Aphton Corporation and Connaught Laboratories Limited (a Pasteur Merieux Connaught company, now sanofi-aventis) dated as of February 14, 1997. (9)

10.5	Aphton Supply Agreement by and between Aphton Corporation and Connaught Laboratories Limited dated as of August 1, 1998. (10)

10.6	PMC Supply Agreement by and between Aphton Corporation and Connaught Laboratories Limited dated as of August 1, 1998. (11)

10.7	Letter Agreement by and between Aphton Corporation and Connaught Laboratories Limited dated as of August 25, 1998. (12)

10.8	Debenture Purchase Agreement, dated as of December 20, 2002, between Aphton Corporation and Aventis Pharmaceuticals Inc. (13)

10.9	Securities Purchase Agreement, dated as of March 31, 2003, by and among Aphton Corporation and SF Capital Partners Ltd., Heartland Value Fund and Smith Barney Fundamental Value Fund Inc. (14)

10.10+	Incentive and Reward Plan, as amended. (15)

10.11	Collaboration and License Agreement, dated as of June 22, 2004, between Aphton Corporation and Daiichi Pure Chemicals Co., Ltd. (16)

10.12+	Aphton Corporation 2004 Equity Participation Plan. (17)

10.13	Stock Purchase Agreement dated as of December 14, 2004, among Igeneon Krebs— Immunutherapie Forschungs—Und Entwicklungs-Ag (“Igeneon”), the holders of equity securities of Igeneon, and Aphton Corporation. (18)

10.14+	Employment Agreement, effective as of January 29, 2004, by and between Aphton Corporation and Patrick T. Mooney, M.D.*

10.15+	Employment Agreement, effective as of August 17, 2004, by and between Aphton Corporation and James F. Smith.*

10.16+	Employment Agreement, effective as of March 1, 2005, by and between Aphton Corporation and Susan Anne Watson.*

21	Subsidiaries.*

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+	Management contract or compensatory plan or arrangement
*	Filed herewith
(1)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on May 29, 2003.
(2)	Incorporated by reference to Exhibit 10.3B to the Registrant’s Form 10-K for the year ended December 31, 2002.
(3)	Incorporated by reference to Exhibit 10.4D to the Registrant’s Form 10-K for the year ended December 31, 2002.
(4)	Incorporated by reference to the Registrant’s Form 8-K filed on April 1, 2003.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed on June 27, 2003.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on July 8, 2003.

(7)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed on October 31, 2003.
(8)	Incorporated by reference to Exhibit 4.9 to the Registrant’s Form 8-K filed on August 18, 2004.
(9)	Incorporated by reference to Exhibit 10.2A to the Registrant’s Form 10-K/A for the year ended January 31, 2001.
(10)	Incorporated by reference to Exhibit 10.2B to the Registrant’s Form 10-K/A for the year ended January 31, 2001.
(11)	Incorporated by reference to Exhibit 10.2C to the Registrant’s Form 10-K/A for the year ended January 31, 2001.
(12)	Incorporated by reference to Exhibit 10.2D to the Registrant’s Form 10-K/A for the year ended January 31, 2001.
(13)	Incorporated by reference to Exhibit 10.3A to the Registrant’s Form 10-K for the year ended December 31, 2002.
(14)	Incorporated by reference to Exhibit 10.5A to the Registrant’s Form 8-K filed on April 1, 2003.
(15)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8 filed on July 8, 2003.
(16)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2004.
(17)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on September 7, 2004.
(18)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed December 15, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APHTON CORPORATION

By:	/s/ PATRICK T. MOONEY, M.D.
PATRICK T. MOONEY, M.D. Chief Executive Officer, President and Chairman of the Board of Directors

Date	March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ PATRICK T. MOONEY, M.D. Patrick T. Mooney, M.D.	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 16, 2005

/S/ JAMES F. SMITH James F. Smith	Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/S/ PHILIP C. GEVAS Philip C. Gevas	Director	March 16, 2005

/S/ ROBERT S. BASSO Robert S. Basso	Director	March 16, 2005

/S/ VINCENT D. ENRIGHT Vincent D. Enright	Director	March 16, 2005

/S/ WILLIAM A. HASLER William A. Hasler	Director	March 16, 2005

/S/ GEORGES HIBON Georges Hibon	Director	March 16, 2005

/S/ DAVID H. SACHS David H. Sachs	Director	March 16, 2005

/S/ NICHOLAS JOHN STATHIS Nicholas John Stathis	Director	March 16, 2005

APHTON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Aphton Corporation

We have audited the accompanying balance sheets of Aphton Corporation as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aphton Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Certified Public Accountants

Ft. Lauderdale, Florida

March 11, 2005

APHTON CORPORATION

Balance Sheets

	December 31, 2004	December 31, 2003
Assets
Current Assets:
Cash and current investments:
Cash and cash equivalents	$29,999,497	$18,378,988
Short-term investments available for sale	12,314,992	—
Investment securities-trading	1,099,585	836,587

Total cash and current investments	43,414,074	19,215,575
Other assets (including current portion of unconditional supply commitment)	556,165	517,627

Total current assets	43,970,239	19,733,202
Equipment and improvements, at cost, net of accumulated depreciation and amortization	780,307	158,534
Deferred acquisition costs	659,488	—
Deferred financing costs, net of accumulated amortization of $45,085 and $8,990 as of December 31, 2004 and 2003, respectively	519,915	556,010
Unconditional supply commitment	6,704,678	6,797,900

Total assets	$52,634,627	$27,245,646

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Trade accounts payable	$3,941,760	$1,604,435
Due to related party	3,255,435	3,234,000
Accrued liabilities	1,835,006	1,114,464
Accrued interest payable	630,000	630,000

Total current liabilities	9,662,201	6,582,899
Note payable and deferred rent	137,247	—
Convertible debentures, net of discount of $11,154,978 and $12,261,508 as of December 31, 2004 and 2003, respectively	11,845,022	10,738,492
Deferred revenue	10,000,000	10,000,000

Total liabilities	31,644,470	27,321,391

Commitments
Stockholders’ Equity:
Preferred stock, $0.001 par value - Authorized: 4,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value - Authorized: 60,000,000 shares; Issued and outstanding: 37,798,586 shares at December 31, 2004 and 29,217,257 shares at December 31, 2003	37,799	29,217
Additional paid in capital	216,320,552	166,501,394
Purchase warrants	298,900	298,900
Accumulated deficit	(195,667,094)	(166,905,256)

Total stockholders’ equity (deficit)	20,990,157	(75,745)

Total liabilities and stockholders’ equity (deficit)	$52,634,627	$27,245,646

The accompanying notes are an integral part of the financial statements.

APHTON CORPORATION

Statements of Operations

for the years ended December 31, 2004, 2003 and 2002

	December 31, 2004	December 31, 2003	December 31, 2002
Revenue:	$—	$—	$—

Costs and Expenses:
General and administrative	5,569,928	2,767,456	2,269,652
Research and development	21,147,034	21,878,276	37,682,329

Total costs and expenses	26,716,962	24,645,732	39,951,981

Loss from operations	26,716,962	24,645,732	39,951,981

Other Income (expense):
Interest expense including amortized discount	(2,675,709)	(1,851,240)	—
Dividend and interest income	587,535	77,732	114,539
Unrealized gain (losses) from investments	43,298	119,374	(152,559)

Net loss	$(28,761,838)	$(26,299,866)	$(39,990,001)

Per share data
Basic and diluted loss per common share	$(0.79)	$(1.02)	$(1.93)

Weighted average number of common shares outstanding	36,285,202	25,790,506	20,747,948

The accompanying notes are an integral part of the financial statements.

APHTON CORPORATION

Statements of Stockholders’ Equity (Deficit)

for the years ended December 31, 2004, 2003 and 2002

	Common Shares	Stock Amount	Additional Paid in Capital	Purchase Warrants	Accumulated Deficit	Total
Balance, January 1, 2002	17,386,996	$17,387	$93,566,314	$298,900	$(100,615,389)	$(6,732,788)
Exercise of stock options	80,000	80	19,920	—	—	20,000
Sale of stock, net	6,734,643	6,735	35,370,418	—	—	35,377,153
Net loss	—	—	—	—	(39,990,001)	(39,990,001)

Balance, December 31, 2002	24,201,639	24,202	128,956,652	298,900	(140,605,390)	(11,325,636)
Sale and exercise of purchase warrants	510,000	510	1,434,351	—	—	1,434,861
Sale of stock, net	4,419,999	4,420	22,641,968	—	—	22,646,388
Issuance of stock for interest payment	85,619	85	524,915	—	—	525,000
Discount on convertible debentures	—	—	12,943,508	—	—	12,943,508
Net loss	—	—	—	—	(26,299,866)	(26,299,866)

Balance, December 31, 2003	29,217,257	29,217	166,501,394	298,900	(166,905,256)	(75,745)

Sale and exercise of stock options	6,200	7	11,833	—	—	11,840
Sale and exercise of purchase warrants	246,223	246	(246)	—	—	—
Sale of stock, net	8,050,000	8,050	48,607,850	—	—	48,615,900
Issuance of stock for interest payment	278,906	279	1,199,721	—	—	1,200,000
Net loss	—	—	—	—	(28,761,838)	(28,761,838)

Balance, December 31, 2004	37,798,586	$37,799	$216,320,552	$298,900	$(195,667,094)	$20,990,157

The accompanying notes are an integral part of the financial statements.

APHTON CORPORATION

Statements of Cash Flows

for the years ended December 31, 2004, 2003 and 2002

	December 31, 2004	December 31, 2003	December 31, 2002
Cash flows from operating activities:
Cash paid to suppliers and employees	$(23,731,660)	$(33,183,380)	$(35,798,620)
Sale of trading securities	—	240,000	245,764
Purchase of trading securities	(219,701)	(208,118)	—
Gains (losses) from trading securities	43,298	119,374	(152,559)
Interest and dividends received	587,535	77,732	114,539

Net cash used in operating activities	(23,320,528)	(32,954,392)	(35,590,876)

Cash flows from investing activities:
Purchases of available for sale investments	(12,314,992)	—	—
Proceeds from maturity of held to maturity securities	—	—	1,999,006
Deferred acquisition costs	(659,488)	—	—
Capital expenditures	(712,223)	(7,051)	(157,818)

Net cash (used in) provided by investing activities	(13,686,703)	(7,051)	1,841,188

Cash flows from financing activities:
Proceeds from convertible debentures	—	20,000,000	3,000,000
Deferred finance charges related to convertible debentures	—	(565,000)	—
Proceeds from sales of common stock and warrants	48,627,740	24,081,249	35,397,153

Cash received from financing activities	48,627,740	43,516,249	38,397,153

Net increase in cash and cash investments	11,620,509	10,554,806	4,647,465
Cash and cash equivalents:
Beginning of period	18,378,988	7,824,182	3,176,717

End of period	$29,999,497	$18,378,988	$7,824,182

Reconciliation of net loss to net cash used in operating activities
Net loss	$(28,761,838)	$(26,299,866)	$(39,990,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock issued for interest payment	1,200,000	525,000	—
Depreciation and amortization	90,450	93,580	101,352
Amortization of deferred financing costs	36,095	8,990	—
Amortization of discount on convertible debentures	1,106,530	682,000	—
Unrealized (gains) losses from investments	(43,298)	(119,374)	152,559
Non-cash employee research and development (credit) expense	43,298	119,374	(152,559)
Changes in - Investment securities - trading	(262,999)	31,882	398,322
Other assets	(38,537)	(142,888)	220,650
Unconditional supply commitment	93,222	—	77,615
Accounts payable and other	3,079,302	(8,472,090)	3,751,186
Note payable and deferred rent	137,247	—	—
Interest payable	—	619,000	—

Net cash used in operating activities	$(23,320,528)	$(32,954,392)	$(35,440,876)

The accompanying notes are an integral part of the financial statements.

1. Organization and Operations

Aphton Corporation (“Aphton” or “the Company”) is a biopharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of cancer and gastrointestinal disease. Aphton’s research and development efforts are based on its proprietary active immunization and monoclonal antibody technologies. Aphton’s technologies are based on key discoveries made by it as well as its deep understanding of the central role of gastrin, a naturally occurring hormone, and gastrin receptors. It is well documented in scientific literature that gastrin and gastrin receptors are critical to the onset, development, growth and spread of adenocarcinomas of the gastrointestinal system, including those found in the stomach, pancreas, esophagus, liver and throughout the colon and rectum.

Aphton’s lead product candidate is an immunotherapeutic called Insegia™(G17DT). Aphton has completed two Phase III clinical trials for the treatment of pancreatic cancer with Insegia. Aphton also recently completed testing of Insegia in one Phase II clinical trial for the treatment of gastric cancer and one Phase II clinical trial for the treatment of colorectal cancer. On October 30, 2003, Aphton announced positive results from its Phase III randomized, double-blinded, placebo-controlled clinical trial of Insegia as monotherapy in patients with pancreatic cancer. Treatment with Insegia resulted in a median survival of 151 days, compared with 83 days for patients treated with placebo. On February 15, 2005, Aphton announced the preliminary results from its Phase III randomized, double-blinded clinical trial of Insegia in combination with chemotherapy, versus chemotherapy plus placebo in patients with pancreatic cancer. Treatment with Insegia did not meet its primary efficacy endpoint of a statistically significant improvement in overall survival in patients with pancreatic cancer, however, approximately 70% of the patients who received Insegia achieved an antibody response. Those patients who made an antibody response with Insegia demonstrated prolonged survival over the approximately 30% of patients treated in the control arm with chemotherapy alone, as well as over patients who did not achieve an antibody response. The adverse event profile in this study showed no significant differences between study arms and was similar to the observed events in previous clinical trials. By comparison, currently approved drugs for the treatment of gastric, pancreatic and colorectal cancers have significant side effects. Aphton believes that its human data and the safety profile of Insegia support the broad applicability and corresponding commercial potential for this therapy in gastrointestinal cancer.

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

General and Administrative Expenses

General and administrative expenses represent expenses not clearly related to research and development expense. A significant portion of these expenses are related to intellectual property/patent legal costs and salaries, which are typically excluded from research and development according to Statement of Financial Accounting Standards (SFAS) No. 2 “Accounting for Research and Development Costs.”

Cash Equivalents

The Company considers all highly liquid debt instruments, including short-term cash investments with initial or remaining maturity from date of purchase of three months or less, to be cash equivalents.

Equipment and Improvements

Equipment and improvements are depreciated on a straight-line method over the estimated economic lives (three to seven years) of the assets beginning in the last quarter of 2004. In prior periods equipment and improvements were depreciated using accelerated methods. This change did not have a significant impact on the financial statements. Improvements are amortized over the term of the lease, or the life of the asset, whichever is shorter, using the straight-line method.

Impairment of the Unconditional Supply Commitment

As discussed in Note 3, the Company has the unconditional right to receive supplies originally aggregating $9 million from sanofi-aventis. The Company’s policy is to review the current market prices of available supplies, if any, to assure that they remain above the stated sanofi-aventis contract price of the materials and that the right to receive the supplies remains unimpaired. Sanofi-aventis is one of the largest pharmaceutical vaccine manufacturers in the world. The Company monitors the financial performance of sanofi-aventis to assure that they will continue to be able to perform under the contract, wherein the special order supplies are to be provided from supplies manufactured by sanofi-aventis in large quantities and sold to many customers, including the U.S. Government, as part of sanofi-aventis basic franchise (business). The contract allows for inflation based increases in the per unit costs of the supplies which the Company and sanofi-aventis believe are sufficient to assure that there will be no future financial hardship incurred by sanofi-aventis in the execution of the agreement.

Deferred Acquisition Costs

Costs consisting primarily of professional fees (legal, accounting and investment banking) associated with the pending acquisition of Igeneon have been deferred as of December 31, 2004.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach in accounting for income taxes. Under this method, the amount of deferred tax asset or liability is calculated by applying the provisions of enacted tax laws to the differences in the bases of assets and liabilities for financial and income tax purposes. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

Financial Instruments

The carrying amounts of financial instruments including cash equivalents, short-term investments, and accounts payable approximated fair value as of December 31, 2004 and December 31, 2003, because of the relatively short-term maturity of these instruments. Total convertible debentures were $11.8 million as of December 31, 2004 and $10.7 million as of December 31, 2003. The fair value of convertible debentures at December 31, 2004 and 2003 is approximately $12.1 million and $14.2 million, respectively, based on current market terms. Information regarding convertible debentures is included in Note 6.

Short-Term Investments Available for Sale

Investments as available for sale are carried at market value and any unrealized gain or loss, net of income taxes, is reported in accumulated other comprehensive income as a separate component of stockholders’ equity. Gains and losses realized on the sales of investment securities are determined using the specific identification method.

Investment Securities

Investment securities consist principally of debt securities issued by the U.S. Treasury and other U.S. Government agencies and corporations and investment in other securities, including mutual funds.

Investment securities are classified into three categories and accounted for as follows: (1) Held-to-maturity securities are debt securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. (2) Trading securities are securities which are bought and held principally for the purpose of selling them in the near term. These securities are reported at fair value, with unrealized gains and losses included in current earnings. (3) Available-for-sale securities are debt and equity securities not classified as either held-to-maturity or trading securities. The Company did not have held-to-maturity securities at December 31, 2004 and 2003.

Concentrations of Credit Risk

The Company’s cash and cash equivalents are held in several financial institutions and consist principally of insured money market accounts and cash management accounts that are collateralized by or invested in U.S. Government and U.S. Government agency securities. The Company also invests in short-term securities that are readily available for sale.

Comprehensive Income

The Company complies with SFAS No. 130, “Reporting Comprehensive Income,” which established standards for reporting comprehensive income (defined to include net income, unrealized gains and losses on available-for-sale investment securities, foreign currency adjustments and certain other items not included in the income statement). The Company does not have elements of other comprehensive income other than net loss and unrealized gains and losses on available-for-sale investment securities. The amount of unrealized gain or loss at December 31, 2004 is immaterial.

Stock Based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation” allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to use the intrinsic value method.

Pro forma information is required by SFAS No. 148 and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: risk-free interest rates of 3.0%, 3.0% and 6.0%; dividend yield of 0% for all years; expected volatility factor of 100% for all years; and expected weighted average life of 19.5 years, 19.3 years and 18.75 years. The weighted average fair value of options granted during 2004, 2003 and 2002 was $6.45, $2.95, and $1.88, respectively.

The Company’s pro forma information follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Net loss as reported	$(28,762)	$(26,300)	$(39,990)
Total stock-based compensation – determined under fair value based method for all awards	2,035	2,056	1,814
Pro forma net loss	$(30,797)	$(28,356)	$(41,804)
Net loss per share basic and diluted – as reported	$(0.79)	$(1.02)	$(1.93)
Net loss per share basic and diluted – pro forma	$(0.85)	$(1.10)	$(2.01)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company currently accounts for such awards using the intrinsic method previously allowable under APB Opinion No. 25. Although, the Company has not yet completed its analysis of the impact of adopting SFAS No. 123(R), it believes the impact likely to be material to its financial statements.

3. License and Co-Promotion Agreements

On February 14, 1997 Aphton signed an agreement with Pasteur Merieux Connaught (Rhone-Poulenc Group) which is now known as sanofi-aventis, a leader in medical science and research and one of the world’s largest vaccine manufacturers and marketers, for a strategic alliance for all human cancer applications of the Company’s anti-gastrin immunogen product including stomach, colorectal, liver and pancreatic cancers. Under the terms of the 20-year license and co-promotion agreement, Aphton will be responsible for product development, clinical trials and regulatory agency approvals, and sanofi-aventis will be responsible for promotion, advertising, marketing, distribution and sales of the anti-gastrin immunogen product in the United States, Canada, Europe (including the C.I.S. countries) and Mexico. In addition, Aphton and sanofi-aventis entered into agreements providing for: (a) the supply of Insegia from Aphton to sanofi-aventis; and (b) the supply of certain components of Insegia (as well as other Aphton products) from sanofi-aventis to Aphton. sanofi-aventis will fund the costs associated with product introduction, promotion, advertising and marketing throughout the territory covered by the agreement. Under the terms of the strategic alliance, in addition to upfront consideration aggregating $10 million, including $1 million cash and the supply commitment (of material suitable for human use) of $9 million, Aphton will receive the majority of the profits from sales of Insegia with the balance of profits to be retained by sanofi-aventis.

The supply commitment of materials suitable for human use consists of Diphtheria Toxoid and/or Tetanus Toxoid. Aphton may use some or all of the unconditional supply commitment in the product under development with sanofi-aventis or Aphton may use some or all of the supply commitment on other current product lines or on research and development. The supply commitment of material suitable for human use is not readily obtained on the open market in such large quantities. By comparison to lower quality material available in smaller quantities management estimates that the market value of the supplies is substantially greater than the carrying value of $9 million, if they could be obtained. The carrying value of the supplies is based on the negotiated License Fee. The amount of material to be received is based on negotiated per unit costs, which are well below the per unit costs of lower quality materials available in smaller quantities.

The $10 million upfront consideration has been classified as a license payment and has been deferred and will be recognized for financial statement (accounting) purposes as revenue within the twenty-year period of the strategic alliance. The revenue recognition will begin once regulatory agency approval to market Insegia has been received and will be recognized ratably over the remaining period of the strategic alliance, which ends February 13, 2017. The Company does not speculate on the timing of regulatory approvals.

Under the agreement, sanofi-aventis shall have the right to terminate upon one hundred eighty (180) days prior notice to Aphton, in the event that it determines, following completion of Phase III clinical trials of the gastrointestinal cancer product (and receipt by sanofi-aventis of the results and supporting data obtained in such trials), that for safety and efficacy reasons it does not wish to co-promote, market or sell Insegia. In addition, either party may terminate the agreement by (a) mutual agreement, (b) for uncured material breach and (c) due to liquidation, insolvency, etc. Further, under the agreement, none of the aggregate $10 million consideration, either the cash or the Company’s rights to the full $9 million in unconditional supply commitment, is refundable to sanofi-aventis under any conditions. There is no provision under the agreement for the unconditional supply commitment to be satisfied by sanofi-aventis with a cash payment. (The $10 million license payment was recognized for tax purposes in the year ended April 30, 1997.)

On June 22, 2004, Aphton entered into a Collaboration and License Agreement with Daiichi Pure Chemicals Co., Ltd. for the development, manufacturing and commercialization of gastrin-related diagnostic kits. Under the agreement, Daiichi will develop diagnostic kits based on assays and monoclonal antibodies developed by Aphton. Under the terms of the agreement, Daiichi will have exclusive worldwide manufacturing and supply rights and will commercialize the kits by itself or with specialized distributors in Asia. Aphton will have the rights to commercialize the kits by itself or with specialized distributors, outside of Asia. In the event Aphton and Daiichi develop and manufacture diagnostic kits for commercialization, the parties will enter into a supply agreement, which will contain the terms by which Daiichi will supply the diagnostic kits to Aphton. The prices Aphton will pay for the kits will be determined by the Joint Steering Committee established by the parties and will be set forth in the applicable supply agreement. In addition, Daiichi will be required to pay a royalty of 10% of net sales for kits it sells in Asia.

The agreement may be terminated by mutual agreement or by either party upon thirty (30) days’ prior written notice, upon an uncured material breach or upon the bankruptcy or insolvency of the other party. Unless earlier terminated, the agreement shall remain in effect until (i) Aphton and Daiichi decide that they will not enter into a supply agreement or (ii) a date set by the Joint Steering Committee.

4. Equipment and Improvements

At December 31, 2004 and 2003, equipment and improvements consisted of the following:

	December 31, 2004	December 31, 2003
Laboratory equipment	$828,585	$682,693
Leasehold improvements	582,879	398,232
Office and laboratory furniture and fixtures	642,999	261,315

	2,054,463	1,342,240
Less accumulated depreciation and amortization	(1,274,156)	(1,183,706)

	$780,307	$158,534

5. Accrued Liabilities

At December 31, 2004 and 2003, accrued liabilities were composed of:

	December 31, 2004	December 31, 2003
Accrued wages payable (see Note 7)	$1,099,586	$836,587
Employee benefits payable	735,420	277,877

	$1,835,006	$1,114,464

6. Convertible Debentures

Convertible debentures are comprised of the following at December 31, 2004 and 2003:

	December 31, 2004	December 31, 2003
Outstanding principal	$23,000,000	$23,000,000
Less: discounts	(11,154,978)	(12,261,508)

	$11,845,022	$10,738,492

As of December 31, 2004 and 2003, we had outstanding $23.0 million in convertible notes up from $3.0 million as of December 31, 2002. Of the outstanding $23 million of convertible debentures at December 31, 2004 and 2003, $3.0 million relates to our Series A Convertible Debenture, which was also the amount outstanding at December 31, 2002. Our Series A Convertible Debenture is a convertible, redeemable, five-year note that matures on December 19, 2007. The Series A Convertible Debenture bears interest at a rate of 11.0% per annum, payable annually. The Series A Convertible Debenture is convertible at the holder’s option at a conversion price equal to the average closing price of our common stock, as defined in the Series A Convertible Debenture, at the time of conversion. The Series A Convertible Debenture contains provisions that place a cap on the number of shares of our common stock issuable upon its conversion, such that the holder thereof shall not have the right to convert any portion of the Series A Convertible Debenture to the extent that after giving effect to such conversion the holder would beneficially own more than 19.99% of the number of shares of our common stock outstanding immediately prior to such conversion.

The remaining $20.0 million in convertible notes were issued in two tranches to accredited investors during the six months ended June 30, 2003. On March 31, 2003, we entered into an agreement for the private placement sale of redeemable, 5-year, interest-bearing senior convertible notes (which are referred to as the 2003 senior convertible notes) and warrants to three institutional investors, including a substantial participation by two existing investors in Aphton. On April 4, 2003, Aphton issued $15.0 million of the 2003 senior convertible notes and 5-year warrants to purchase an aggregate total of 1,080,000 shares of our common stock to various accredited investors. Aphton received net proceeds of $14.6 million, after a 1% finder’s fee and legal expenses from this first tranche. On June 12, 2003, Aphton issued an additional $5.0 million of the 2003 senior convertible notes and a 5-year warrant to purchase an aggregate total of 360,000 shares of Aphton’s common stock to an accredited investor. The second tranche has an excess beneficial conversion amount. Aphton received net proceeds of $4.8 million, after a 3% finder’s fee and legal expenses relating to the second tranche. The calculation of the beneficial conversion for the second tranche is approximately $4.7 million greater than the face amount of the note after attributing value to the detachable warrants. The 2003 senior convertible notes mature on March 31, 2008. The 2003 senior convertible notes bear interest at a rate of 6.0% per annum, payable quarterly in cash or shares of our common stock, at our option. The resale by the accredited investors of the shares issuable upon conversion of the 2003 senior convertible notes and exercise of the warrants is registered under two registration statements on Form S-3 that we filed with the Securities and Exchange Commission.

The 2003 senior convertible notes are convertible at a fixed price of $2.50 per share, unless otherwise adjusted prior to conversion pursuant to the price adjustment provisions set forth therein. The conversion price of the 2003 senior convertible notes will be lowered in the event of a sale by us of our common stock or securities convertible into our common stock at a per share offering price less than the conversion price of the 2003 senior convertible notes in effect immediately prior to such sale. The warrants are exercisable into shares of our common stock at $2.70 per share, unless otherwise adjusted prior to exercise pursuant to the price adjustment provisions that are substantially similar to those set forth in the 2003 senior convertible notes. The 2003 senior convertible notes and the warrants contain provisions that place a cap on the numbers of shares of our common stock issuable upon their conversion or exercise, such that the holders thereof shall not have the right to convert any portion of the notes to the extent that after giving effect to such conversion the holders would beneficially own more than 19.99% or 4.99%, as the case may be for the respective holder, of the number of shares of our common stock outstanding immediately prior to such conversion or exercise. We have the right and obligation to redeem the 2003 senior convertible notes under certain conditions at any time after the third year from the issuance date. During 2004 and 2003, $1,200,000 and $525,000 of interest payments, respectively, were satisfied by the issuance of common stock.

The Company recorded a discount to the 2003 senior convertible notes, and a corresponding entry to additional paid in capital, in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27,

“Application of Issue No. 98-5 to Certain Convertible Instruments.” There was an initial discount calculated against the value of the 2003 senior convertible notes of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and the relative fair value of the detachable warrants of $4.6 million on the notes. The beneficial conversion feature (BCF) represents the non-detachable conversion feature that is in-the-money at the commitment date and is valued by allocating a portion of the proceeds from the issuance of the 2003 senior convertible notes equal to the intrinsic value of that feature to additional paid-in-capital with the value limited to the amount of the proceeds allocated to the convertible instrument limited to the face value of the notes. The aggregate discount relating to the warrants and BCF will be amortized to interest expense using the effective interest rate method over the life of the notes. The unamortized discount as of December 31, 2004 and 2003 is $11.2 and $12.3 million, respectively, which is offset against the $23.0 million and is shown as $11.8 and $10.7 million of convertible debentures in the accompanying financial statements. The Company incurred costs of approximately $565,000 in connection with the 2003 senior convertible notes issued in April and June 2003 which primarily consisted of the finder’s fees and legal and accounting expenses. These costs will be amortized to interest expense over the life of the 2003 senior convertible notes using the effective interest rate method. Through December 31, 2004 and 2003, we recognized approximately $36,000 and $9,000, respectively, as interest expense from the amortization of these debt issuance costs.

7. Investment Securities

Securities classified as trading at December 31, 2004 and 2003 are summarized below. Estimated fair value is based on quoted market prices for these or similar investments.

December 31, 2004	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trading securities (carried at fair value):	$1,056,287	$43,298	$—	$1,099,585

December 31, 2003	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trading securities (carried at fair value):	$717,213	$119,374	$—	$836,587

The Company held $12,314,992 available-for-sale and no held-to-maturity investment securities at December 31, 2004 and no available-for-sale or held-to-maturity investment securities at December 31, 2003.

The Company’s trading securities consist of short-term securities that are readily marketable of $12.3 million and mutual funds. The mutual funds relate to a Company deferred compensation plan. In connection therewith, the Company establishes a liability for accrued wages and records the related compensation expense as services are performed. Further, the Company segregates an amount of funds in investment accounts equal to the liability for accrued wages. The liability for the deferred compensation plan as of December 31, 2004 and December 31, 2003 was $1,099,585 and $836,587, respectively. The investment accounts (trading securities) remain assets of the Company, and are subject to the general creditors of the Company. Upon transfer of the funds to the investment accounts, the employees direct the specific investment of the funds. The changes in value in the investment accounts (trading securities) are recognized as unrealized gains and losses in the statements of operations, with a corresponding increase or decrease to research and development expense and the liability for employees’ wages and benefits. Unrealized holding gains on trading securities and the corresponding increase in research and development expense totaled approximately $35,000 in the year ended December 31, 2004. Unrealized holding gains on trading securities and the corresponding increase in research and development expense totaled approximately $119,000 in the year ended December 31, 2003. Unrealized holding losses on trading securities and the corresponding decrease in research and development expense totaled approximately $150,000 in the year ended December 31, 2002.

8. Common Stock, Preferred Stock and Purchase Warrants

Common Stock

In March 2004, the Company sold 8,050,000 shares of registered common stock at $6.50 per share receiving gross proceeds of approximately $52.3 million and net proceeds of approximately $48.6 million.

On January 1, April 1, July 1 and October 1, 2004, Aphton issued 50,984 shares, 66,095 shares, 77,320 shares and 84,508 shares of common stock, respectively, in payment of $0.3 million of interest due on the $20.0 million 2003 senior convertible notes for the quarters ended December 31, 2003, March 30, 2004, June 30, 2004 and September 30, 2004, respectively.

On February 25, 2003, Aphton sold 500,000 shares of registered common stock at $2.96 per share and received net proceeds of $1.3 million. Aphton also sold warrants to purchase an additional 150,000 shares of common stock for $18,750 and these warrants were exercised in November 2003. The Company received net proceeds from the exercise of these warrants of $0.4 million.

On July 1, 2003, Aphton issued 31,191 shares of common stock in partial payment of $0.3 million of interest due on the $20 million 2003 senior convertible notes for the quarter ended June 30, 2003.

On September 18, 2003, Aphton sold 3,919,999 shares of common stock at $5.80 per share and received net proceeds of $21.4 million. In addition, Aphton issued 980,000 warrants exercisable at $8.12 per share.

On October 1, 2003, Aphton issued 54,428 shares of common stock in payment of $0.3 million of interest due on the $20 million 2003 senior convertible notes for the quarter ended September 30, 2003.

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

Prior to 1999, the Company issued options pursuant to individual warrant/option agreements. In December 1999, the Company adopted the Aphton Corporation 1999 Incentive and Reward Plan, as amended. The plan was amended in April 2003 in order to increase the number of authorized shares subject to option awards to 2,500,000. In July 2003, the Company registered 3,906,000 shares of common stock with the Securities and Exchange Commission (the “SEC”), which represented the aggregate amount of shares issuable pursuant to the pre-1999 warrants/options outstanding as of such date and the 2,500,000 options that were authorized to be issued under the 1999 Incentive and Reward Plan, as amended. In accordance with the terms of the adoption of the new 2004 Plan, no further awards may be granted under the 1999 Plan. However, all options outstanding under the 1999 Plan continue to survive in accordance with their terms.

In June 2004, the Company adopted the Aphton Corporation 2004 Equity Participation Plan. The maximum number of shares of common stock for which awards may be granted under the 2004 plan is 2,500,000. In September 2004, the Company registered the shares issuable under the 2004 plan on Form S-8 filed with the SEC.

As of December 31, 2004, the Company had 1,639,200 options outstanding under individual agreements, 2,373,040 options outstanding under the 1999 plan and 184,000 options outstanding under the 2004 plan. In addition, the Company had 2,316,000 shares reserved for grants under the 2004 plan.

The following table summarizes stock option activity over the past three fiscal years:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2002	2,535,760	$14.49
Granted	909,180	$1.91
Exercised	(80,000)	$0.25

Outstanding at December 31, 2002	3,364,940	$11.43
Granted	225,000	$3.00
Exercised	—	N/A

Outstanding at December 31, 2003	3,589,940	$10.90
Granted	612,500	$6.45
Exercised	(6,200)	$1.91

Outstanding at December 31, 2004	4,196,240	$10.26

Exercisable at December 31, 2002	2,577,988	$12.44
Exercisable at December 31, 2003	3,066,217	$11.32
Exercisable at December 31, 2004	2,978,948	$11.68

For options outstanding and exercisable at December 31, 2004, the exercise price ranges and average remaining lives were:

Options Outstanding and Exercisable

Range of Exercise Prices	Number Outstanding	Average Period(1)	Average Price(2)	Number Exercisable	Average Period(1)	Average Price(2)
$ 1.91 to $14.00	2,192,880	16.8	$7.45	1,242,524	11.9	$6.50
$14.01 to $14.99	1,580,360	14.5	$14.75	1,313,424	13.8	$14.75
$15.00 to $24.00	423,000	11.0	$17.42	423,000	11.0	$17.42

	4,196,240	15.4	$10.26	2,978,948	15.2	$11.68

(1)	Weighted average remaining years
(2)	Weighted average exercise price

The following table summarizes purchase warrant activity over the past three fiscal years:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2001	—	N/A

Granted	—	N/A
Exercised	—	N/A

Outstanding at December 31, 2002	—	N/A
Granted	2,570,000	$4.78
Exercised	(510,000)	$2.77

Outstanding at December 31, 2003	2,060,000	$5.28
Granted	—	N/A
Exercised (cashless exercise resulting in 246,223 shares being issued)	(360,000)	$2.70

Outstanding at December 31, 2004	1,700,000	$5.83

Exercisable at December 31, 2004	1,700,000	$5.83

For warrants outstanding and warrants outstanding and exercisable at December 31, 2004, the exercise price ranges and average remaining lives were:

Warrants Outstanding and Exercisable

Range of Exercise Prices	Number Outstanding	Average Period(1)	Average Price(2)	Number Exercisable	Average Period(1)	Average Price(2)
$ 2.70 to $ 8.12	1,700,000	3.4	$5.83	1,700,000	3.4	$5.83

	1,700,000	3.4	$5.83	1,700,000	3.4	$5.83

(1)	Weighted average remaining years
(2)	Weighted average exercise price

At December 31, 2004, common shares reserved for future issuance are as follows:

Stock Option (including 2,316,000 not issued)	6,512,240
Warrants	1,700,000
2003 senior convertible notes	8,000,000
Series A Convertible Debenture	900,000

Total	17,112,240

9. Income Taxes

Gross deferred tax assets result primarily from net operating loss and income tax credit carryforwards. Realization of these assets is dependent on the Company’s ability to generate sufficient future taxable income, prior to the expiration of the carryforwards, which is dependent on the completion of research and development activities and successful marketing of the Company’s various products. Due to the uncertainties related to the above and in accordance with guidance contained in SFAS No. 109, a valuation allowance has been provided for these deferred tax assets. Accordingly, these assets do not appear in the Company’s balance sheet at December 31, 2004 and 2003. The changes in the valuation allowance in the years ended December 31, 2004, 2003 and 2002 were $11,414,000, $14,424,000 and $9,580,000, respectively.

Deferred tax assets consisted of:	December 31, 2004	December 31, 2003
Net operating losses	$61,330,000	$51,000,000
Deferred license payment revenues	3,800,000	3,800,000
Expenses deductible in future periods	527,000	423,000
Federal and State tax credits	9,031,000	8,226,000

Total deferred tax assets	74,688,000	63,449,000
Valuation allowance	(74,688,000)	(63,449,000)

Net deferred tax assets	$—	$—

At December 31, 2004, for Federal income tax purposes, the Company had net operating loss carryforwards of approximately $180,382,000 and various income tax credit carryforwards, primarily research and experimentation, aggregating $3,880,000, which expire at various dates through 2025.

At December 31, 2004, for California income tax purposes, the Company had various income tax credit carryforwards, primarily research and experimentation, aggregating $5,152,000, which expire at various dates through 2025.

The reconciliation of income tax computed at the U.S. federal statutory rate applied to the Company’s net loss is as follows:

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Tax at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal benefit	(4.00)%	(4.00)%	(4.00)%
Non-deductible items and other	0.65%	0.65%	0.65%
Change in valuation allowance	37.35%	37.35%	37.35%

	—%	—%	—%

10. Commitments

The Company has noncancelable facilities leases expiring at various dates through December 31, 2015. The leases provide various options to renew. The minimum rental commitment for the year ended December 31, 2005 is $311,000, for the year ended December 31, 2006 is $278,000, for the year ended December 31, 2007 is $225,000, for the year ended December 31, 2008 is $183,000 and $1,063,000 thereafter. Rental expense for these leases for the years ending December 31, 2004, 2003 and 2002 was approximately $241,000, $176,000, and $152,000, respectively. Rental expense is allocated between research and development expense and general and administrative expense, based on use, in the accompanying statements of operations.

The Company entered into employment agreements with certain of its officers during 2004, which stipulate terms of the employment.

11. Selected Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the years ended December 31, 2004 and 2003 are summarized below.

Statement of Operations Data: For the year December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Research and development expenses	$4,790,980	$5,371,404	$5,813,667	$5,170,983
Dividend and interest income	$24,848	$119,283	$224,046	$219,358
Net loss	$(6,222,049)	$(6,747,488)	$(7,232,898)	$(8,559,403)
Basic and diluted net loss per share	$(0.20)	$(0.18)	$(0.19)	$(0.23)
Weighted average shares outstanding	31,890,259	37,631,712	37,711,850	37,797,036

Statement of Operations Data: For the year December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Research and development expenses	$4,269,734	$6,652,299	$5,653,169	$5,336,079
Dividend and interest income	$13,710	$16,775	$12,602	$34,645
Net loss	$(4,922,947)	$(7,818,140)	$(7,005,478)	$(6,553,301)
Basic and diluted net loss per share	$(0.20)	$(0.32)	$(0.28)	$(0.23)
Weighted average shares outstanding	24,534,972	24,701,639	25,255,552	28,778,018

The sum of the quarterly basic and diluted net loss per share does not equal the basic and diluted net loss per share for the years ended December 31, 2004 and 2003 as a result of rounding.

12.	Subsequent Event

On February 7, 2005, the Company vacated its leased office facilities and according to the lease, as of February 16, 2005, the Company is released from both the long term lease obligations and the leasehold improvement note obligation. Further, the Company is entitled to recover certain relocation costs and reimbursement of certain fixed assets, primarily office furniture, upon transfer of ownership of the fixed assets to the lessor.

Exhibit Index

3.3	Amended and Restated By-Laws.
10.14	Employment Agreement, effective as of January 29, 2004, by and between Aphton Corporation and Patrick T. Mooney, M.D.

10.15	Employment Agreement, effective as of August 17, 2004, by and between Aphton Corporation and James F. Smith.

10.16	Employment Agreement, effective as of March 1, 2005, by and between Aphton Corporation and Susan Anne Watson.

21	List of subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.