Form 10-K/A
period 2004-12-31
APHTON CORP
filed 2005-05-02
CIK 840319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-19122

APHTON CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3640931
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8 Penn Center, Suite 2300 1628 JFK Boulevard Philadelphia, Pennsylvania	19103
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s common stock (as of April 25, 2005): 59,649,598 shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K, as filed by the registrant on March 16, 2005 (the “Report”), and is being filed for the purpose of providing information required by (1) Part II, Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting and the related Attestation Report of the Independent Registered Public Accounting Firm which was omitted from the Report as permitted by Order Under Section 36 of the Exchange Act issued by the Securities and Exchange Commission (the “Commission”) and (2) Part III, Item 10 through Item 14 which the Registrant originally intended to incorporate by reference from the Registrant’s proxy statement for the 2005 Annual Meeting of Stockholders. The reference on the cover of the Report to the incorporation by reference of Registrant’s definitive proxy statement into Part III of the Report is hereby amended to delete that reference.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP (“E&Y”), an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Aphton Corporation

Philadelphia, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Aphton Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aphton Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Aphton Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Aphton Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aphton Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Aphton Corporation and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida

April 29, 2005

Changes in Internal Control Over Financial Reporting

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Board of Directors

Our Board of Directors currently consists of eight directors, divided into three classes with members of each class of directors serving for staggered three-year terms. Our current Board members and classifications are as follows:

Class I	Class II	Class III
David H. Sachs, M.D.	Patrick T. Mooney, M.D.	Philip C. Gevas

Robert S. Basso	Georges Hibon	William A. Hasler

Vincent D. Enright	Nicholas John Stathis

The term of the Class I directors will expire at the 2005 Annual Meeting of Stockholders, the term of the Class II directors will expire at the 2006 Annual Meeting of Stockholders and the term of the Class III directors will expire at the 2007 Annual Meeting of Stockholders. The age indicated and other information in each director’s biography is as of April 25, 2005.

Robert S. Basso, 60, has served as a director of our company since 1984. From July 2003 to December 2004, Mr. Basso served as Executive Vice President of National Financial, a Fidelity Investments company providing clearing services and execution products. From January 1990 through June 2003, Mr. Basso served as Chairman and President of Correspondent Services Corporation (CSC), a subsidiary of UBS PaineWebber Inc., a brokerage firm, providing clearing, execution, settlement, administrative and management information services, and as Managing Director of UBS PaineWebber Inc.

Vincent D. Enright, 61, has served as a director of our company since September 2004. Mr. Enright served as Senior Vice President and Chief Financial Officer of KeySpan Corporation, a public utility company, from 1994 to 1998. Mr. Enright also serves on the board of and as audit committee chairman of certain of the funds managed by Gabelli Funds, LLC, a leading mutual fund manager. Mr. Enright holds a B.S. degree in Accounting from Fordham University.

Philip C. Gevas, 71, has served as a director since co-founding our company in 1981. Mr. Gevas previously served as our President and Chief Executive Officer from 1981 through January 2004 and as Chairman from 1990 to March 2005. Mr. Gevas conceived and directed the development of Aphton’s inventions which have resulted in numerous patents for Aphton relating to the treatment of colorectal, pancreatic, liver, esophageal and stomach cancers, and gastroesophageal reflux disease (GERD). After serving as an officer in the United States Air Force, Mr. Gevas had experience in the defense industry in management, science and engineering.

William A. Hasler, 63, has served as a director of our company since 1991. Mr. Hasler previously served as our Co-Chief Executive Officer from July 1998 through January 2004 and Vice-Chairman from July 1998 to March 2005. From August 1991 to July 1998, Mr. Hasler served as Dean of the Haas School of Business at the University of California at Berkeley. Prior to that, he was both Vice Chairman and a director of KPMG LLP, a professional services firm. Mr. Hasler also serves on the boards of Mission West (a real estate investment trust), Technical Olympic USA, Inc. (a homebuilder), DiTech Communications (a global telecommunications equipment supplier for voice networks), Schwab Funds (a mutual fund company), Genitope Corp. (a biotechnology company) and Stratex Networks (a provider of high-speed wireless transmission solutions), and is Chairman of the Board of Solectron Corp. (a provider of electronics manufacturing services). Mr. Hasler is a trustee of Pomona College. He is a certified public accountant.

Georges Hibon, 67, has served as a director of our company since 2000. From 1990 to 1998, Mr. Hibon was with Pasteur Merieux Connaught, now sanofi-aventis, a biopharmaceutical company focused on the development of vaccines, most recently as Chief Executive Officer of PMC North America. Prior to that, Mr. Hibon was President of Merck France, a pharmaceutical company. Mr. Hibon has been awarded the honor of “Chevalier de la Legion d’Honeur” by the French government for outstanding military and civilian accomplishments. Mr. Hibon also serves on the boards of Epimmune Inc., a biopharmaceutical company focused on the development of vaccines, bioMérieux, a company that develops, manufactures and markets in vitro diagnostic products that is listed on the Paris stock exchange, and Cerep S.A., a pharmaceutical company that is listed on the Paris stock exchange.

Patrick T. Mooney, M.D., 37, has served as a director of our company since January 2004 and as Chairman since March 2005. Dr. Mooney was named our President and Chief Executive Officer in January 2004. From April 2003 through January 2004, Dr. Mooney served as our Chief Medical Officer. Prior to that, Dr. Mooney gained significant experience in the private sector healthcare and biotechnology fields at financial institutions and a biotechnology company. Specifically, Dr. Mooney served as Vice President, Senior Biotechnology Analyst for Thomas Weisel Partners, LLC, a full services investment firm, from August 2001 through April 2003. During 2000 and 2001, Dr. Mooney served as Vice President, Senior Biotechnology Analyst for Janney Montgomery Scott, LLC, a full services investment firm, and Senior Director, Business Development and Investor Relations for Cell Pathways, Inc., a biotechnology company. From 1998 through 2000, Dr. Mooney served as a surgical resident at Thomas Jefferson University Hospital and an analyst for Villanova Capital Management, Inc., an asset management firm.

David H. Sachs, M.D., 63, has served as a director of our company since September 2003. Since 1991, Dr. Sachs has served as the Director of the Transplantation Biology Research Center at Massachusetts General Hospital and Professor of Surgery and Immunology at the Harvard Medical School. Dr. Sachs is also a member of the Institute of Medicine of the National Academy of Sciences. Dr. Sachs has published over 650 articles in scientific journals. Dr. Sachs serves as Chairman of the Scientific Advisory Board of Immerge Biotherapeutics, Inc., a company developing therapeutic applications for xenotransplantation, and serves on the Scientific Advisory Board of the Lombard Odier Immunology Fund, a Swiss mutual fund.

Nicholas J. Stathis, Esq., 81, has served as a director of our company since 1994. Previously, Mr. Stathis served as counsel at White & Case LLP, was a partner at Botein, Hays & Sklar; Watson, Leavenworth, Kelton & Taggart; and at Hopgood, Calimafde, Kalil, Blaustein & Judlowe. Mr. Stathis practiced in all areas of patent, trademark, copyright and unfair competition law.

Executive Officers

Our executive officers, their ages and positions, as of April 25, 2005, are as follows:

Name	Age	Position
Patrick T. Mooney, M.D.	37	Chairman, President, Chief Executive Officer and Director

James F. Smith, CPA	55	Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Paul Broome, MB., Ch.B, MFPM	55	Vice President and Medical Director for Global Clinical Trials and Regulatory Affairs

Dov Michaeli, M.D.	69	Senior Vice President, Global Development and Medical Science and Chief Medical Officer

Susan A. Watson, Ph.D.	43	Senior Vice President and Chief Scientific Officer

Below is a summary of the business experience of each of our executive officers who do not serve on our Board of Directors. The business experience of Dr. Mooney appears under the caption Board of Directors set forth above.

James F. Smith, CPA. Since August 2004, Mr. Smith has served as our Senior Vice President and Chief Financial Officer. From September 2001 to 2004, Mr. Smith served as Vice President and Global Controller of Ansell Ltd., a healthcare solutions provider. From July 2000 through January 2001, Mr. Smith served as Vice President, Global Finance of the Agricultural Chemicals Group of BASF, a pharmaceutical and biotechnology company. From April 1997 through July 2000, Mr. Smith served as Vice President, Global Finance of the Agricultural Chemicals Group of Wyeth, a pharmaceutical and biotechnology company. Mr. Smith is a certified public accountant and worked for PricewaterhouseCoopers for almost eight years, including as a Manager responsible for managing audit engagements for public companies. Mr. Smith also served as a director of our company from January 2004 to August 2004.

Paul Broome, MB., Ch.B., MFPM. Since 1994, Dr. Broome has served as our Vice President and Medical Director for Global Clinical Trials and Regulatory Affairs. His years of clinical experience include the responsibility at Glaxo for clinical trials which provided data for US (FDA) and the United Kingdom Medicines Control Agency (MCA) registration of the indication for ranitidine (Zantac) as maintenance therapy, which became the world’s largest-selling drug. Prior to joining Aphton, Dr. Broome was Medical Director in the United Kingdom which provides services ranging from consulting and R&D through clinical trials, regulatory affairs and the registration of drugs for marketing approval from government regulatory agencies. Dr. Broome received his MB., Ch.B and MFPM from the University of Sheffield Medical School, United Kingdom.

Dov Michaeli, M.D. Since January 2004, Dr. Michaeli has served as our Chief Medical Officer. Since 1990, Dr. Michaeli served as our Senior Vice President, Global Development and Medical Science. Dr. Michaeli has been with us since 1989. Prior to joining Aphton, Dr. Michaeli was a professor at the University of California, San Francisco (Departments of Biochemistry and Surgery) for twenty years. Dr. Michaeli has numerous patents and over fifty published articles and book chapters. Dr. Michaeli received his M.D. from the University of California, San Francisco and his Ph.D. from University of California, Berkeley.

Susan A. Watson, Ph.D. Since March 2005, Dr. Watson has served as our Senior Vice President and Chief Scientific Officer. Dr. Watson has been a Professor of Pre-Clinical Oncology at The University of Nottingham, United Kingdom since November 2001. From November 1999 to November 2001, Dr. Watson was Associate Professor (Reader) and Director of the Cancer Studies Unit at The University of Nottingham. In March 2003, she was appointed Co-Director of the Cancer Research at Nottingham Centre. Since August 2004, Dr. Watson has also served as Scientific Director and Founder of PRECOS, a University business unit, formed to initiate partnerships between scientists at Nottingham and pharmaceutical companies for the design of new cancer treatments. Dr. Watson has more than 18 years of research experience, with approximately 14 years studying gastrointestinal cancers and mechanisms of apoptosis and metastasis in both lecturer and senior lecturer roles. Dr. Watson completed her Bachelor of Science Degree at the University of Leeds and her Ph.D. at the University of Nottingham. Dr. Watson continued her post-doctoral research with AstraZeneca, formerly ICI. She has been awarded the Sir Francis Avery Jones Research Medal presented by the British Society of Gastroenterology.

Audit Committee of the Board of Directors

Our Board of Directors has an Audit Committee, which currently consists of Messrs. Enright (Chairman), Hibon and Basso. The Audit Committee is composed of independent directors (as such term is defined under Rule 4200(a)(15) of The Nasdaq Stock Market Inc.’s Marketplace Rules). Our Audit Committee generally has responsibility for appointing, overseeing and determining the compensation of, our independent registered public accountants, reviewing the plan and scope of the accountants’ audit, reviewing our audit and control functions, approving all non-audit services provided by our independent registered public accountants and reporting to our full Board of Directors regarding all of the foregoing. Additionally, our Audit Committee provides our Board of Directors with such additional information and materials as it may deem necessary to make our Board of Directors aware of significant financial matters that require its attention. Our Audit Committee’s goals and responsibilities are set forth in an Audit Committee Charter, which is available to view on our website at www.aphton.com. The Board of Directors has designated Vincent D. Enright the “audit committee financial expert” as defined by the rules promulgated by the Commission.

Family Relationships

There are no family relationships between or among any of the directors and/or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our outstanding common stock, par value $.001 per share (“Common Stock”), to file with the Commission reports of changes in their ownership of Common Stock. Officers, directors and greater than 10% stockholders are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied.

Code of Ethics

The Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer and our Chief Financial Officer (who also serves as our principal accounting officer). In addition, we have adopted a Code of Business Conduct and Ethics which applies to our directors, officers and employees. A copy of each of these codes are available on our website at www.aphton.com.

ITEM 11. EXECUTIVE COMPENSATION

The following table presents certain summary information concerning compensation earned for services rendered in all capacities by the individuals who served as our Chief Executive Officer during 2004, as well as our other four most highly compensated executive officers (the “Named Executive Officers”) whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2004.

Summary Compensation Table

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Securities Underlying Options(#)		All Other Compensation($)
Patrick T. Mooney, M.D. (1)	2004	385,278	—	**	400,000		3,000	(2)
Chief Executive	2003	180,000	—	**	200,000		—
Officer and President	2002	—	—	**	—		—

Philip C. Gevas (3)	2004	395,826	—	**	—		15,210	(4)
Former Chief Executive	2003	200,000	200,000	**	—		15,210	(4)
Officer and President	2002	200,000	200,000	**	300,000		15,210	(4)

William A. Hasler (5)	2004	152,500	—	**	—		—
Former Co-Chief Executive Officer	2003	180,000	—	**	—		—
	2002	180,000	—	**	150,000		—

James F. Smith (6)	2004	113,333	—	**	175,000	(7)	—
Senior Vice President, Chief	2003	—	—	**	—		—
Financial Officer and Chief	2002	—	—	**	—		—
Accounting Officer

Dov Michaeli	2004	248,333	—	**	—		—
Senior Vice President,	2003	230,000	—	**	—		—
Director Medical Science	2002	150,000	60,000	**	75,000		—
and Chief Medical Officer

Paul Broome	2004	210,375	—	**	—		—
Vice President and Medical Director	2003	181,500	—	**	—		—
for Clinical Trials and Regulatory	2002	135,000	30,000	**	30,000		—
Affairs, Europe-Asia

Frederick W. Jacobs (8)	2004	177,680	—	**	—		—
Former Chief Financial Officer	2003	142,708	—	**	—		—
	2002	66,150	—	**	—		—

**	Value of perquisites and other personal benefits paid does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the executive officer.

(1)	Dr. Mooney became our President, Chief Executive Officer and a director in January 2004. Dr. Mooney was appointed Chairman of the Board in March 2005.
(2)	This amount constitutes the premium we paid for a life insurance policy.
(3)	In January 2004, Mr. Gevas resigned as our Chief Executive Officer and President. Mr. Gevas continued to provide services to the Company during 2004.
(4)	This amount constitutes the premium we paid for a life insurance policy.
(5)	In January 2004, Mr. Hasler resigned as our Co-Chief Executive Officer. Mr. Hasler continued to provide services to us through March 15, 2005.
(6)	Mr. Smith became our Chief Financial Officer and Chief Accounting Officer in August 2004.
(7)	Includes 25,000 options granted to Mr. Smith in connection with his appointment to the Board of Directors in January 2004.
(8)	Mr. Jacobs was our Chief Financial Officer until August 2004. Mr. Jacobs has been our Vice President - Director of Global Finance since August 2004.

Stock Option Grants and Exercises

The following table provides certain information concerning individual grants of stock options under our 1999 Incentive and Reward Plan, as amended, and our 2004 Equity Participation Plan, made during the year ended December 31, 2004 to the Named Executive Officers:

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted(#)		Percent of Total Options Granted To Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
						5%($)	10%($)
Patrick T. Mooney, M.D.	400,000	(2)	65.3%	7.80	1/29/24	1,962,151	4,972,476
Philip C. Gevas	—		—	—	—	—	—
William A. Hasler	—		—	—	—	—	—
James F. Smith	25,000	(3)	4.1%	7.80	1/29/24	122,634	310,780
	150,000	(4)	24.5%	3.30	8/17/14	311,303	788,903
Dov Michaeli	—		—	—	—	—	—
Paul Broome	—		—	—	—	—	—
Frederick W. Jacobs	—		—	—	—	—	—

(1)	Amounts for the named executive officers shown under the “Potential Realizable Value” columns have been calculated by (a) multiplying (i) the exercise price and (ii) the sum of 1 plus the adjusted stock price appreciation rate (the assumed annual appreciation rate shown, compounded annually over the term of the options), (b) subtracting the exercise price per share and (c) multiplying by the number of shares covered by the options.
(2)	Dr. Mooney was granted these options when he became our President and Chief Executive Officer. 200,000 options vest in equal installments on the first through fourth anniversaries of the grant date. 200,000 options will vest upon the earlier of 4 years or completion of certain performance targets. On April 21, 2005, the Compensation Committee determined that Dr. Mooney had met three of the four performance targets set forth in his stock option agreement and 150,000 of these options had vested.
(3)	Mr. Smith was granted 25,000 options when he was appointed to our Board of Directors. These options are fully vested.
(4)	Mr. Smith was granted 150,000 options when he became our Chief Financial Officer and Chief Accounting Officer. These options vest in equal installments on the first through fourth anniversaries of the grant date.

The following table provides information regarding the options exercised by the Named Executive Officers during the year ended December 31, 2004 and the value of options outstanding for such individuals at December 31, 2004:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-The-Money Options at Fiscal Year-End($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Patrick T. Mooney, M.D.	—	—	50,000	550,000	28,000	84,000
Philip C. Gevas	—	—	900,000	—	360,000	—
William A. Hasler	—	—	321,000	—	180,000	—
James F. Smith	—	—	25,000	150,000	—	—
Dov Michaeli	—	—	320,000	25,000	60,000	30,000
Paul Broome	—	—	96,375	33,625	14,400	21,600
Frederick W. Jacobs	—	—	63,000	—	24,000	—

(1)	In accordance with the rules of the Commission, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of the last column of this table, fair market value is deemed to be $3.11 per share, the closing price of the Common Stock on December 31, 2004, the last trading day of the fiscal year.

Compensation of Directors

In 2004, our outside directors, whom we consider to be those directors who are not officers, employees or consultants of our company, received an annual fee of $25,000 and reimbursement of reasonable out-of-pocket expenses incurred for attendance at Board and Board committee meetings. Commencing in 2003, each outside director, upon his initial election or appointment to the Board of Directors was granted non-qualified stock options to purchase 25,000 shares of Common Stock with a per share exercise price equal to the fair market value per share of our Common Stock at the grant date. Such options are immediately exercisable. During 2004, Messrs. Smith and Enright were each granted 25,000 options with an exercise price of $7.80 per share and $3.72 per share, respectively, upon their respective appointments to the Board. Directors who are officers, employees or consultants did not receive any additional compensation for their services as a director.

For 2005, the amount of the annual fee payable to our outside directors will increase to $32,500. In addition, the chairperson of the Audit Committee for 2005 will receive an annual fee of $10,000 and the other members of our Audit Committee will receive an annual fee of $5,000. The chairpersons of the Compensation Committee and the Nominating Committee for 2005 will each receive an annual fee of $5,000 and the other members of such committees will receive an annual fee of $2,500. In consideration for their services as directors in 2005, in April 2005, each of Messrs. Basso, Enright, Gevas, Hasler, Hibon, Sachs and Stathis were granted 25,000 options with an exercise price of $1.08 per share, exercisable immediately, and 10,000 shares of restricted Common Stock that are fully vested, but can only be sold after the fifth anniversary of the grant date.

In January 2004, our Board of Directors approved a three-year arrangement with Mr. Gevas pursuant to which Mr. Gevas will provide consulting services relating to the business of the Company. In exchange for his services, Mr. Gevas will receive $400,000 annually, and reimbursement of certain expenses relating to medical insurance, car expenses, life insurance premiums and business expenses. In

January 2004, we also entered into an agreement with Mr. Hasler pursuant to which Mr. Hasler provided consulting services to the Company until March 2005 in exchange for $150,000 annually. The aggregate amount of compensation received by Messrs. Gevas and Hasler is reflected above in the Summary Compensation Table.

Employment Agreements

Patrick T. Mooney, M.D.

We have entered into an employment agreement with Dr. Mooney that currently expires on January 29, 2007. This agreement automatically renews for successive two-year terms, unless we or Dr. Mooney provide written notice to the other party at least 90 days prior to the end of the term. Under his employment agreement, Dr. Mooney is entitled to receive a minimum base salary of $400,000 and an annual bonus based on achievement of performance targets, measurements and other criteria as shall be determined by the Compensation Committee. In the event of a termination by us without cause or by Dr. Mooney for good reason, we will pay Dr. Mooney a termination payment in an amount equal to: (i) two times his base salary plus the mean bonus paid with respect to the prior three fiscal years; (ii) the sum of any accrued amounts and other accrued benefits; and (iii) the premiums payable for medical coverage for the remainder of the employment term or the renewal term. In the event of a change in control and the termination of this agreement without cause or for good reason on this basis, Dr. Mooney will receive an amount equal to: (i) two times his base salary plus the mean bonus paid with respect to the prior three fiscal years, (ii) the sum of any accrued amounts and other accrued benefits and (iii) the premiums payable for medical coverage for three years. The agreement also provides for noncompetition, nonsolicitation and nondisclosure covenants.

James F. Smith

In August 2004, we entered into an at-will employment agreement with Mr. Smith which may be terminated by us at any time. Under his employment agreement, Mr. Smith is entitled to receive a minimum base salary of $240,000 and an annual bonus based on achievement of performance targets, measurements and other criteria as shall be determined by the Compensation Committee. In connection with his employment agreement, Mr. Smith received a grant of 150,000 stock options, with an exercise price based on the fair market value at the grant date and which vest over four years, and a signing bonus of $25,000. In the event of a change in control and the termination of this agreement by us without cause or by Mr. Smith for good reason on this basis, Mr. Smith will receive an amount equal to: (i) one and one-half times the sum of his base salary plus the mean bonus paid with respect to the prior three fiscal years; (ii) the sum of any accrued amounts and other accrued benefits; and (iii) the premiums payable for medical coverage for three years. The agreement also provides for noncompetition, nonsolicitation and nondisclosure covenants.

Compensation Committee Interlocks and Insider Participation

Prior to August 2004, Messrs. Basso, Smith and Stathis comprised the Compensation Committee. Mr. Smith resigned from the Board of Directors and all committees prior to becoming our Senior Vice President and Chief Financial Officer in August 2004. Since September 2004, the Compensation Committee has been comprised of Messrs. Basso, Enright and Stathis. During their term of service on the Compensation Committee, none of these persons served as an officer or employee of ours during fiscal year 2004. There were no material transactions between us and any of the members of the Compensation Committee during fiscal year 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 25, 2005 by (i) each of our directors and nominees, (ii) each Named Executive Officer, (iii) all of our current directors and executive officers as a group, and (iv) each person known by us to be the beneficial owner of more than five percent (5%) of the shares outstanding of Common Stock. This table is based on information supplied to us by our executive officers, directors, and principal stockholders.

As of April 25, 2005, we had 59,649,598 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent Owned(1)
Citigroup Inc.(2)	8,503,793		14.26%
Heartland Advisors, Inc.(3)	6,004,272		10.07%
Patrick T. Mooney, M.D.	420,000	(4)	*
Philip C. Gevas	2,442,350	(5)	4.03%
William A. Hasler	426,000	(6)	*
James F. Smith	65,000	(7)	*
Dov Michaeli	321,900	(8)	*
Paul Broome	96,375	(9)	*
Frederick W. Jacobs	63,000	(9)	*
Robert S. Basso	171,166	(10)	*
Vincent Enright	60,000	(11)
Georges Hibon	89,000	(12)	*
David H. Sachs, M.D.	60,000	(13)	*
Nicholas J. Stathis, Esq.	228,000	(14)	*
All directors and executive officers as a group (12 persons)	4,379,791	(15)	7.05%

*	Less than one percent.

Except as otherwise indicated, the address of each person named in this table is c/o Aphton Corporation, 8 Penn Center, 1628 JFK Blvd., Suite 2300, Philadelphia, PA 19103.

(1)	The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the Commission. Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of the security, or “investment power,” which includes the power to dispose of or direct the disposition of the security. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, in determining the number and percentage of shares beneficially owned by each person pursuant to options exercisable within 60 days after April 25, 2005, shares issuable upon exercise of such options are deemed outstanding for the purpose of determining the total number outstanding for such person and are not deemed outstanding for such purpose for all other stockholders. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.
(2)	The principal business address of Citigroup Inc. is 399 Park Avenue, New York, New York 10043. This number is based solely on Amendment No. 10 to the Schedule 13G filed on February 14, 2005. According to the Schedule 13G, Citigroup has shared voting power and shared dispositive power with respect to all of the referenced shares.

(3)	The principal business address of Heartland Advisors, Inc. is 789 North Water Street, Milwaukee, Wisconsin 53202. This number is based solely on Amendment No. 4 to the Schedule 13G filed on January 13, 2005. According to the Schedule 13G, Heartland Advisors, Inc. has shared voting power with respect to 5,447,472 shares and shared dispositive power with respect to all of the referenced shares.
(4)	Includes 300,000 shares issuable upon the exercise of stock options that have already vested.
(5)	Includes 925,000 shares issuable upon the exercise of stock options that have already vested. 1,507,350 shares were disposed of by Mr. Gevas to trusts. Mr. Gevas disclaims beneficial ownership of 1,507,350 of these shares, but may be deemed to have beneficial ownership of them.
(6)	Includes 346,000 shares issuable upon the exercise of stock options that have already vested.
(7)	Includes 25,000 shares issuable upon the exercise of stock options that have already vested.
(8)	Includes 320,000 shares issuable upon the exercise of stock options that have already vested.
(9)	Consists solely of shares issuable upon the exercise of stock options that have already vested.
(10)	Includes 129,000 shares issuable upon the exercise of stock options that have already vested.
(11)	Includes 50,000 shares issuable upon the exercise of stock options that have already vested.
(12)	Includes 79,000 shares issuable upon the exercise of stock options that have already vested.
(13)	Includes 50,000 shares issuable upon the exercise of stock options that have already vested.
(14)	Includes 168,000 shares issuable upon the exercise of stock options that have already vested.
(15)	Includes 2,488,375 shares issuable upon the exercise of stock options that have already vested.

Equity Compensation Plan Information

The table summarizing information related to our equity compensation plans under which options, warrants and rights have been or may be granted is included in Item 5 of the Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2004, we did not have any relationships or transactions with any of our executive officers or directors that were required to be reported pursuant to Item 404 of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Certified Public Accountants’ Fees

The aggregate fees billed to Aphton for the years ended December 31, 2003 and 2004, by our principal accounting firm, E&Y, were as follows:

Audit Fees: The aggregate fees for professional services rendered by E&Y in connection with (i) the audit of our annual financial statements (Form 10-K), (ii) reviews of our quarterly financial statements (Forms 10-Q), (iii) the audit of our internal control over financial reporting and attestation services in connection with compliance with Section 404 of the Sarbanes – Oxley Act of 2002; and (iv) other fees associated with assisting us with the preparation and review of various filings with the Commission, including the preparation of comfort letters and consents for the years ended December 31, 2003 and 2004, were approximately $193,000 and $559,000, respectively.

Audit Related Fees: There were no fees for audit-related services for the years ended December 31, 2003 and 2004.

Tax Fees: There were no fees for tax services for the years ended December 31, 2003 and 2004.

All Other Fees: There were no other fees paid for professional services that were not included in audit fees, audit-related fees and tax fees for the years ended December 31, 2003 and 2004.

E&Y advised the Audit Committee that it did not believe its audit was impaired by providing such services. As a result, E&Y confirmed that, as of December 31, 2004, it was an independent certified public accountant with respect to Aphton within the meaning of the Securities Act of 1933 and the requirements of the Independence Standards Board.

Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services

The Audit Committee has developed and adopted policies and procedures requiring the Audit Committee’s pre-approval of all audit and permitted non-audit services to be rendered by E&Y. These policies and procedures are intended to ensure that the provision of such services does not impair E&Y’s independence. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for a period of a fiscal year and any pre-approval is detailed as to the particular service or category of service approved and is generally subject to a specific cap on professional fees for such services.

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

During 2004, the Audit Committee considered and, if deemed appropriate, approved, on a case by case basis, all audit or permitted non-audit service performed by E&Y in advance of the performance of such service.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3)	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.3	Amended and Restated By-Laws. *

4.1	Series A Convertible Debenture due 2007, dated December 20, 2002, issued by Aphton Corporation to Aventis Pharmaceuticals Inc. (2)

4.2	Warrant to purchase Common Stock, dated February 24, 2003, issued by Aphton Corporation to Mainfield Enterprises Inc. (3)

4.3	Form of Senior Convertible Note due 2008, dated March 31, 2003, issued by Aphton Corporation to SF Capital Partners Ltd., Heartland Value Fund and Smith Barney Fundamental Value Fund Inc. (4)

4.4	Form of Additional Senior Convertible Note due 2008 issued by Aphton Corporation to SF Capital Partners Ltd. (4)

4.5	Form of Warrant to purchase Common Stock, dated March 31, 2003, issued by Aphton Corporation to SF Capital Partners Ltd., Heartland Value Fund and Smith Barney Fundamental Value Fund Inc. (4)

4.7	Form of Additional Warrant to purchase Common Stock issued by Aphton Corporation to SF Capital Partners Ltd. (5)

4.8	Form of Warrant pursuant to which certain directors and officers of Aphton Corporation were granted stock options. (6)

4.9	Form of Class A Investor Warrant to purchase Common Stock issued to certain institutional investors on September 18, 2003. (7)

4.10	Rights Agreement, dated as of August 17, 2004, between Aphton Corporation and the Rights Agent (which includes the Form of Certificate of Designations, as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Shares of Preferred Stock as Exhibit C). (8)

10.4	Co-Promotion Agreement and License by and between Aphton Corporation and Connaught Laboratories Limited (a Pasteur Merieux Connaught company, now sanofi-aventis) dated as of February 14, 1997. (9)

10.5	Aphton Supply Agreement by and between Aphton Corporation and Connaught Laboratories Limited dated as of August 1, 1998. (10)

10.6	PMC Supply Agreement by and between Aphton Corporation and Connaught Laboratories Limited dated as of August 1, 1998. (11)

10.7	Letter Agreement by and between Aphton Corporation and Connaught Laboratories Limited dated as of August 25, 1998. (12)

10.8	Debenture Purchase Agreement, dated as of December 20, 2002, between Aphton Corporation and Aventis Pharmaceuticals Inc. (13)

10.9	Securities Purchase Agreement, dated as of March 31, 2003, by and among Aphton Corporation and SF Capital Partners Ltd., Heartland Value Fund and Smith Barney Fundamental Value Fund Inc. (14)

10.10+	Incentive and Reward Plan, as amended. (15)

10.11	Collaboration and License Agreement, dated as of June 22, 2004, between Aphton Corporation and Daiichi Pure Chemicals Co., Ltd. (16)

10.12+	Aphton Corporation 2004 Equity Participation Plan. (17)

10.13	Stock Purchase Agreement dated as of December 14, 2004, among Igeneon Krebs—Immunutherapie Forschungs—Und Entwicklungs-Ag (“Igeneon”), the holders of equity securities of Igeneon, and Aphton Corporation. (18)

10.14+	Employment Agreement, effective as of January 29, 2004, by and between Aphton Corporation and Patrick T. Mooney, M.D.*

10.15+	Employment Agreement, effective as of August 17, 2004, by and between Aphton Corporation and James F. Smith.*

10.16+	Employment Agreement, effective as of March 1, 2005, by and between Aphton Corporation and Susan Anne Watson.*

21	Subsidiaries.*

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. **

31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+	Management contract or compensatory plan or arrangement

*	Filed previously.

**	Filed herewith.

(1)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on May 29, 2003.

(2)	Incorporated by reference to Exhibit 10.3B to the Registrant’s Form 10-K for the year ended December 31, 2002.

(3)	Incorporated by reference to Exhibit 10.4D to the Registrant’s Form 10-K for the year ended December 31, 2002.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on April 1, 2003.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed on June 27, 2003.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on July 8, 2003.

(7)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed on October 31, 2003.

(8)	Incorporated by reference to Exhibit 4.9 to the Registrant’s Form 8-K filed on August 18, 2004.

(9)	Incorporated by reference to Exhibit 10.2A to the Registrant’s Form 10-K/A for the year ended January 31, 2001.

(10)	Incorporated by reference to Exhibit 10.2B to the Registrant’s Form 10-K/A for the year ended January 31, 2001.

(11)	Incorporated by reference to Exhibit 10.2C to the Registrant’s Form 10-K/A for the year ended January 31, 2001.

(12)	Incorporated by reference to Exhibit 10.2D to the Registrant’s Form 10-K/A for the year ended January 31, 2001.

(13)	Incorporated by reference to Exhibit 10.3A to the Registrant’s Form 10-K for the year ended December 31, 2002.

(14)	Incorporated by reference to Exhibit 10.5A to the Registrant’s Form 8-K filed on April 1, 2003.

(15)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8 filed on July 8, 2003.

(16)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2004.

(17)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on September 7, 2004.

(18)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed December 15, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APHTON CORPORATION

By:	/s/ Patrick T. Mooney, M.D.
Patrick T. Mooney, M.D. Chief Executive Officer, President and Chairman of the Board of Directors

Date:	May 2, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick T. Mooney, M.D.	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	May 2, 2005
Patrick T. Mooney, M.D.

/s/ James F. Smith	Chief Financial Officer (Principal Financial Officer)	May 2, 2005
James F. Smith

/s/ Robert S. Basso	Director	May 2, 2005
Robert S. Basso

/s/ Vincent D. Enright	Director	May 2, 2005
Vincent D. Enright

/s/ Philip C. Gevas	Director	May 2, 2005
Philip C. Gevas

/s/ William A. Hasler	Director	May 2, 2005
William A. Hasler

/s/ Georges Hibon	Director	May 2, 2005
Georges Hibon

/s/ David H. Sachs	Director	May 2, 2005
David H. Sachs

/s/ Nicholas John Stathis	Director	May 2, 2005
Nicholas John Stathis

EXHIBIT INDEX

Exhibit Number	Exhibit Description
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.