Form 10-Q
period 2005-03-31
APHTON CORP
filed 2005-05-11
CIK 840319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-19122

APHTON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-3640931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Penn Center, 1628 JFK Boulevard, Suite 2300 Philadelphia PA	19103
(Address of principal executive offices)	(Zip Code)

(215) 218-4340

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares outstanding	As of
Common Stock, $0.001 par value	59,649,598	May 6, 2005

APHTON CORPORATION

i

Part I - Financial Information

Item 1. Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of March 31, 2005 and December 31, 2004 and the results of our operations for the three months ended March 31, 2005 and 2004; and our cash flows for the three months ended March 31, 2005 and 2004. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

APHTON CORPORATION

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,499,441	$29,999,497
Short-term investments available for sale	31,649,735	12,314,992
Investment securities-trading	7,649,793	1,099,585

Total cash and short-term equivalents	41,798,969	43,414,074
Other current assets	1,958,116	556,165

Total current assets	43,757,085	43,970,239
Equipment and improvements, net	940,465	780,307
Deferred financing costs, net	505,181	519,915
Unconditional supply commitment	6,704,678	6,704,678
Other assets	—	659,488

Total assets	$51,907,409	$52,634,627

Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Trade accounts payable	$6,149,999	$3,941,760
Due to related party	1,881,435	3,255,435
Accrued liabilities	4,071,597	1,835,006
Current portion of long-term liabilities	1,567,401	—
Accrued interest payable	382,500	630,000

Total current liabilities	14,052,932	9,662,201
Convertible debentures, net	12,170,465	11,845,022
Other financial liabilities	7,668,263	—
Deferred revenue	10,000,000	10,000,000
Other liabilities	312,168	137,247

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value - Authorized: 4,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value - Authorized: 100,000,000 shares; Issued and outstanding: 59,399,598 shares at March 31, 2005 and 37,798,586 shares at December 31, 2004	59,400	37,799
Additional paid in capital	243,696,368	216,320,552
Historical exchange rate account	(13,162)	—
Purchase warrants	298,900	298,900
Accumulated deficit	(236,337,925)	(195,667,094)

Total stockholders’ equity	7,703,583	20,990,157

Total liabilities and stockholders’ equity	$51,907,409	$52,634,627

The accompanying notes are an integral part of the financial statements.

APHTON CORPORATION

Consolidated Statements of Operations (Unaudited)

For the three months ended March 31, 2005 and 2004

	Three months ended March 31,
	2005	2004
Revenue:	$—	$—

Costs and expenses:
General and administrative	2,381,805	812,452
Research and development	4,818,460	4,790,980
Acquired in-process research and development	32,991,860	—

Total costs and expenses	40,192,125	5,603,432

Loss from operations	(40,192,125)	(5,603,432)

Other income (expense):
Dividend and interest income	275,126	24,848
Interest expense including amortized discount	(722,677)	(641,328)
Unrealized losses from investments	(31,155)	(2,137)

Net loss	$(40,670,831)	$(6,222,049)

Per share data:
Basic and fully diluted loss per common share	$(1.02)	$(0.20)

Weighted average number of common shares outstanding	39,808,464	31,890,259

The accompanying notes are an integral part of the financial statements.

APHTON CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2005 and 2004

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Cash paid to suppliers and employees	$(10,082,434)	$(5,709,849)

Net cash used in operating activities	(10,082,434)	(5,709,849)

Cash flows from investing activities:
Investment securities – available for sale	(19,334,743)	—
Cash acquired in acquisition, net of cost	1,445,880	—
Capital expenditures	—	(9,209)
Assets retired	471,241	—

Net cash used in investing activities	(17,417,622)	(9,209)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	—	48,615,898
Net cash received from financing activities	—	48,615,898

Net (decrease) increase in cash and short-term cash investments	(27,500,056)	42,896,840
Cash and cash equivalents:
Beginning of period	29,999,497	18,378,988

End of period	$2,499,441	$61,275,828

Reconciliation of net loss to net cash used in operating activities
Net loss	$(40,670,831)	$(6,222,049)

Adjustments to reconcile net loss to net cash used in operating activities:
Charges for acquired in-process research and development and other	32,991,860	—
Common stock issued for interest payment	300,000	300,000
Depreciation and amortization	17,698	13,364
Amortization of deferred financing costs	14,734	6,053
Amortization of discount on convertible debentures	339,234	252,775
Unrealized loss on investments	31,155	2,137
Non-cash employee compensation expense	(31,155)	(2,137)
Changes in -
Investment securities - trading	(58,615)	(53,801)
Other current assets	54,729	85,989
Current liabilities	(2,935,237)	(92,180)
Other non-current liabilities	(136,006)	—

Net cash used in operating activities:	$(10,082,434)	$(5,709,849)

The accompanying notes are an integral part of the financial statements.

Notes to the Consolidated Financial Statements (unaudited)

1. Organization and Summary of Significant Accounting Policies

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

On March 24, 2005, Aphton completed the acquisition of Igeneon AG, a clinical stage biopharmaceutical company focused on the development of active and passive cancer immunotherapies, headquartered in Vienna Austria.

Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of March 31, 2005 and December 31, 2004 and the results of our operations for the three months ended March 31, 2005 and 2004; and our cash flows for the three months ended March 31, 2005 and 2004. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our latest annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

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

Unconditional Supply Commitment

The Company has the unconditional right to receive supplies originally aggregating $9 million from sanofi-aventis. The Company’s policy is to review the current market prices of alternative available supplies, if any, to assure that they remain above the stated sanofi-aventis contract price of the materials and that the right to receive the supplies remains unimpaired. sanofi-aventis is one of the largest pharmaceutical vaccine manufacturers in the world. The Company monitors the financial performance of sanofi-aventis to assess whether they will continue to be able to perform under the contract, wherein the special order supplies are to be provided from supplies manufactured by sanofi-aventis in large quantities and sold to many customers, including the U.S. Government, as part of sanofi-aventis basic franchise (business). The contract allows for inflation-based increases in the per unit costs of the supplies which the Company and sanofi-aventis believe are sufficient to assure that there will be no future financial hardship incurred by sanofi-aventis in the execution of the agreement.

Per Share Data

The Company’s basic loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding. The Company’s potential common shares are anti-dilutive, and accordingly, basic and diluted loss per share are the same. Such potential common shares consist of stock options and purchase warrants.

Investments

Investment securities consist principally of debt securities issued by the U.S. Treasury and other U.S. Government agencies and corporations and investment in other securities, including mutual funds.

Investment securities are classified into three categories and accounted for as follows: 1) Held-to-maturity securities are debt securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost; 2) Trading securities are bought and held principally for the purpose of selling them in the near term. These securities are reported at fair value, with unrealized gains and losses included in current earnings; 3) Available-for-sale securities are debt and equity securities not classified as either held-to-maturity or trading securities. The Company did not hold any held-to-maturity securities at March 31, 2005 and December 31, 2004.

Short-term investments available for sale are carried at market value and any unrealized gain or loss, net of income taxes, is reported in accumulated other comprehensive income as a separate component of stockholders’ equity (deficit). Gains and losses realized on the sales of investment securities are determined using the specific identification method.

Comprehensive Income

The Company complies with SFAS No. 130, “Reporting Comprehensive Income,” which established standards for reporting comprehensive income (defined to include net income, unrealized gains and losses on available-for-sale investment securities, foreign currency adjustments and certain other items not included in the income statement). The Company does not have elements of other comprehensive income other than net loss, an historical exchange account for foreign currency transactions and unrealized gains and losses on available-for-sale investment securities. The amount of unrealized gain or loss and the effect of foreign currency translation at March 31, 2005 was immaterial.

Stock Based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation” allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company has elected to use the intrinsic value method.

Pro forma information is required by SFAS No. 148 and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004: risk-free interest rates of 3.0%; dividend yield of 0% for all periods; expected volatility factor of 100% for all periods; and expected weighted average life of 19.5 years. The weighted average fair value of options granted during 2005 and 2004 was $1.14 and $6.45, respectively.

The Company’s pro forma information follows for the three months ended March 31, 2005 and 2004, respectively:

	2005	2004
	(In thousands, except per share amounts)
Net loss as reported	$(40,671)	$(6,222)
Total stock-based compensation – determined under fair value based method for all awards	3,568	832
Pro forma net loss	$(44,239)	$(7,054)
Net loss per share basic and diluted – as reported	$(1.02)	$(0.20)
Net loss per share basic and diluted – pro forma	$(1.11)	$(0.21)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for the Company beginning January 1, 2006. The Company currently accounts for such awards using the intrinsic method currently allowable under APB Opinion No. 25. Although the Company has not yet completed its analysis of the impact of adopting SFAS No. 123(R), it believes the impact likely to be material to its financial statements.

2. March 2005 acquisition for common stock

On March 24, 2005, the Company acquired all of the outstanding equity interests of Igeneon AG, a company based in Vienna, Austria. The results of operations of Igeneon have been included in the consolidated financial statements since March 24, 2005. The aggregate purchase price was 21,500,000 shares of Aphton Corporation common stock and $25,000 in cash. The Company obtained an appraisal from an independent third-party to estimate the fair value of the identified intangible assets acquired. Based on the consideration provided, the acquisition of Igeneon resulted in negative goodwill, which has been allocated, on a pro-rata basis, to the acquired technology and acquired property and equipment and then expensed as acquired in-process research and development.

As part of the preliminary purchase price allocation, the Company allocated $33.0 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows pertaining to the incomplete research and development related primarily to two projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the acquired research and development was charged to expense as of the date of the acquisition.

3. Convertible Notes/Debentures

As of March 31, 2005 and December 31, 2004, we had an aggregate principal amount of $23.0 million of convertible debentures outstanding. The $23.0 million was comprised of $3.0 million principal amount of our Series A Convertible Debenture and $20.0 million of our 2003 senior convertible notes (the “2003 Senior Convertible Notes”). There was an initial discount calculated against the value of the 2003 Senior Convertible Notes of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and the relative fair value of the detachable warrants of $4.6 million on the 2003 Senior Convertible Notes. The unamortized discount as of March 31, 2005 is $10.8 million which is offset against the $23.0 million and is shown as $12.2 million in the convertible debentures in the accompanying financial statements. The Series A Convertible Debenture is a convertible, redeemable, five-year note that matures on December 19, 2007. We have the right and/or obligation to redeem the Series A Convertible Debenture under certain conditions at any time, including if we transfer our rights to certain projects or other products, or any other rights related thereto, to any entity, other than the holder of the Series A Convertible Debenture or its affiliates. The Series A Convertible Debenture bears interest at a rate of 11.0% per annum, payable annually. The Series A Convertible Debenture is convertible, at the holder’s option, at a conversion price equal to the average closing price of our common stock, as defined in the Series A Convertible Debenture, at the time of conversion. The Series A Convertible Debenture contains provisions that place a cap on the number of shares of our common stock issuable upon its conversion, such that the holder thereof shall not have the right to convert any portion of the Series A Convertible Debenture to the extent that after giving effect to such conversion the holders would beneficially own more than 19.99% of the number of shares of our common stock outstanding immediately prior to such conversion.

The $20.0 million in 2003 Senior Convertible Notes were issued in two tranches to accredited investors during the six months ended June 30, 2003. The 2003 Senior Convertible Notes mature on March 31, 2008. We have the right and obligation to redeem the 2003 Senior Convertible Notes under certain conditions at any time after the third year from the issuance date. The 2003 Senior Convertible Notes bear interest at a rate of 6.0% per annum, payable quarterly in cash or shares of our common stock, at our option.

The 2003 Senior Convertible Notes are convertible at a fixed price of $2.50 per share, unless otherwise adjusted prior to conversion pursuant to the price adjustment provisions set forth therein. The conversion price of the 2003 Senior Convertible Notes will be lowered in the event of a sale by us of our common stock or securities convertible into our common stock at a per share offering price less than the conversion price of the 2003 Senior Convertible Notes in effect immediately prior to such sale. The warrants are exercisable into shares of our common stock at $2.70 per share, unless otherwise adjusted prior to exercise pursuant to the price adjustment provisions that are substantially similar to those set forth in the 2003 Senior Convertible Notes. The 2003 Senior Convertible Notes and the warrants contain provisions that place a cap on the number of shares of our common stock issuable upon their conversion or exercise, such that the holders thereof shall not have the right to convert any portion of the notes to the extent that after giving effect to such conversion the holders would beneficially own more than 19.99% or 4.99%, as the case may be for the respective holder, of the number of shares of our common stock outstanding immediately prior to such conversion or exercise.

4. Other Financial Liabilities

As of March 31, 2005, our subsidiary Igeneon had outstanding an aggregate of US$9.2 million (in USD equivalents) of other financial liabilities which are included in the Company’s consolidated balance sheet. Of this amount, US$1.57 million (in USD equivalents) is included as “Current Portion of Long Term Liabilities.” The table below reflects the composition and maturity of the other financial liabilities (in thousands in USD Equivalents).

	Less than 1 year	More than 1 year	Total
Interest-bearing liabilities	$1,175	$7,062	$8,237
Finance leasing obligations	392	608	1,000

Total	$1,567	$7,670	$9,237

The interest-bearing liabilities are comprised of financial liabilities relating to funds received by Igeneon prior to the acquisition from various financial institutions and guaranteed by governmental agencies for Igeneon’s research and development activities. The table below provides the amounts outstanding (in thousands in USD Equivalents), the maturity of each liability and the interest rate.

Institution	Outstanding	Maturity	Interest rate
Österreichische Forschungsförderungs-gesellschaft (EUR)	$440	30 Sep 2005	2.0%
Österreichische Forschungsförderungs-gesellschaft (EUR)	$603	30 Jun 2006	3.0%
Bank Austria Creditanstalt (ERP-Investitionskredit) (EUR)	$2,918	1 Jul 2006	0.5%
Bank Austria Creditanstalt (FFG-Investitionskredit) (EUR)	$1,189	30 Jun 2007	3-m.EURIBOR +0.6%
Erste Bank (FFG-Kredit) (EUR)	$778	31 Mar 2008	3-m.EURIBOR +0.6%
Bank Austria Creditanstalt (FFG-Kredit) (EUR)	$1,012	30 Jun 2009	3-m.EURIBOR +0.5%
Erste Bank (AWS-Kredit) (EUR)	$1,297	1 Jul 2010	3-m.EURIBOR +0.5%

5. Subsequent Events

Subsequent to March 31, 2005, the Company implemented a review of its research and development programs to prioritize programs and determine the best allocation of our financial and human resources. We believe that this prioritization is critical for our company to identify and allocate adequate resources to those projects that we believe offer us the best opportunity to create value for our shareholders. As a result of such review, the Company has decided not to dedicate our financial resources to actively pursuing the development of Insegia for pancreatic cancer and to withdraw its applications for the use of Insegia as a monotherapy in patients with pancreatic cancer in Australia, Switzerland and Canada.

The Company also decided to implement a cost-reduction plan to align our expenses with our product development priorities and to improve our operating efficiencies. As a result of this cost-reduction plan, we intend to reduce the number of employees and close certain of our research facilities and corporate offices. We estimate that the Company will incur approximately $1.5 million of costs associated with implementation of this plan.

On April 29, 2005, the Company received communication that sanofi-aventis believes that it has the right to redeem its Series A Debenture as a result of certain of the Company entering into certain collaborative agreements. Management of the Company is currently evaluating this claim. However, in light of the Company’s decision to reduce its financial commitment to Insegia, the Company believes that it will need to review and re-evaluate all aspects of its strategic alliance with sanofi-aventis.

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

Acquisition of Igeneon

On March 24, 2005, we completed the acquisition of Igeneon AG, a clinical stage biopharmaceutical company headquartered in Vienna Austria. In exchange for all of the outstanding equity interests of Igeneon, we issued 21,500,000 shares of our common stock and paid $25,000 in cash.

Igeneon is focused on the development of active and passive cancer immunotherapies (cancer vaccines and monoclonal antibodies) designed to prevent or delay the development of metastases in cancers of epithelial origin. Igeneon’s product candidates are designed to target disseminated tumor cells, thereby having the potential to prevent metastasis and the spread of cancer. Igeneon’s lead product candidate is IGN101, cancer vaccine which is currently in a Phase II/III clinical trial. Igeneon’s second most advanced product candidate is IGN311, a monoclonal antibody targeting Lewis Y-positive cancer cells. IGN311 is expected to report results from a Phase I trial in 2005. Igeneon also has a number of research projects in preclinical development.

Igeneon does not have any products approved for sale. Therefore, we do not expect Igeneon to generate any revenue from the sale of its products. Igeneon’s expenses related to costs associated with clinical trials, applications for regulatory approvals and research and development. The results of operations of Igeneon have been included in the consolidated financial statements since March 24, 2005.

Financial Operations

We do not have any products approved for sale in the United States or abroad. Therefore, we do not generate any revenue from the sale of our products. We have experienced significant operating losses since our inception in 1981 and expect to continue incurring significant operating losses for at least the next several years. We expect losses to continue over the next several years as we continue our clinical trials, apply for regulatory approvals and continue our research and development efforts. We also expect to experience negative operating cash flows for the foreseeable future. Our losses have adversely impacted, and will continue to adversely impact, our working capital, total assets and stockholders’ equity (deficit).

Our net loss for the quarter ended March 31, 2005 was $40.7 million including non-cash charges of $33.6 million. As of March 31, 2005, we had an accumulated deficit of approximately $236.3 million. Our operating losses are primarily due to the costs of development of our potential products. These costs can vary significantly from year to year depending on the number of potential products in development, the stage of development of each potential product, the number of patients enrolled in and complexity of clinical trials and other factors. Our ability to achieve profitability depends upon our ability, alone or through relationships with third parties, to develop successfully our technology and products, to obtain required regulatory approvals and to manufacture, market and sell such products. It is possible that we may never be profitable.

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

Recent Developments

In connection with the recent acquisition of Igeneon and as a result of the results of the PC(IV) clinical trial, we began a consolidated review of each of our research and development programs to prioritize programs in order to determine the best allocation of our financial and human resources. We believe that this prioritization is critical for our company to identify and allocate adequate resources to those projects that we believe offer us the best opportunity to create value for our shareholders.

As a result of this review, we have decided not to dedicate our financial resources to actively pursuing the development of Insegia for pancreatic cancer. Although we have been encouraged by the results observed in patients who achieved an antibody response in clinical trials with Insegia as both a monotherapy and in combination with chemotherapy, upon further review of its Phase III study of Insegia in combination with chemotherapy, we believe that the costs, time and research and development efforts that would be associated with additional clinical trials and manufacturing that would be required to obtain regulatory approvals in pancreatic cancer exceed our current capabilities. Consequently, we will therefore be withdrawing our monotherapy applications for Insegia in Switzerland, Canada and Australia. We do not believe that the market opportunity in those countries warrants the additional expense that it would incur to manufacture, market and sell Insegia in those countries. However, we will continue to seek partners that have the financial resources to support additional clinical studies and/or other research and development that may be necessary to support regulatory approval of Insegia for use in patients with gastric, pancreatic or colorectal cancer. We believe that the activity demonstrated by Insegia in patients with gastric cancer should enhance our ability to find an appropriate partner to assist in developing Insegia.

We continue to believe in gastrin as a viable target and the potential opportunity for an anti-gastrin approach to cancer. Consequently, we intend to devote significant financial and human resources to accelerate the development of a humanized monoclonal antibody that is currently being optimized by Xoma, LLC, one of our strategic partners. Additionally, we hope to enter into a proof-of-concept clinical trial with our gastrin-radioligand product-candidate later this year. This product-candidate targets the direct killing of gastrin-related positive tumors. Finally, we believe in the opportunities that may be provided by IGN 101 and IGN 311, acquired in the Igeneon transaction, which we believe address significant unmet medical needs. Therefore another research and development priority will be the funding of the ongoing clinical trials and the other efforts associated with IGN 101 and IGN 311.

In conjunction with our consolidated review of development programs and the integration of our operations with Igeneon’s, we intend to implement a cost-reduction plan to align our expenses with our product development priorities and to improve our operating efficiencies. As a result of this cost-reduction plan, we intend to reduce the number of employees and close certain of our research facilities and corporate offices. We believe that these reductions will not adversely affect our ability to pursue the humanization and development of a gastrin monoclonal antibody, the development of a gastrin radioligand program and the development of Igeneon’s IGN 101 and IGN 311 product-candidates. We estimate that we will incur approximately $1.5 million of costs associated with implementation of this plan.

Results of Operations

Three months ended March 31, 2005 and 2004

	Three months Ended March 31,		% Change from 2004 to 2005
	2005	2004
	(in thousands)
Revenue:	$—	$—	—
Costs and expenses:
General and administrative	2,382	812	193%
Research and development	4,818	4,791	1%
Acquired in-process research and development	32,992	—	>100%

Total costs and expenses	40,192	5,603	617%

Loss from operations	(40,192)	(5,603)	617%

Other income (expense):
Interest expense including amortized discount	(723)	(641)	13%
Dividend and interest income	275	24	105%
Unrealized losses from investments	(31)	(2)	(145)%

Net loss	$(40,671)	$(6,222)	554%

General and administrative expenses. General and administrative expenses are primarily comprised of expenses related to intellectual property, general corporate and patent legal costs and the salaries of our administrative personnel. The increase in our general and administrative expenses for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to an increase in professional fees associated with our acquisition of Igeneon, premiums for our director and officer insurance policies and an increase in salary and benefits of our administrative personnel.

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

Acquired in-process research and development expenses. The acquired in-process research and development costs were expensed in conjunction with the acquisition of Igeneon as it was determined that the development of these projects had not yet reached technological feasibility.

Interest expense including amortized discount. Interest expense including amortized discount was $722,677 for the three months ended March 31, 2005 compared with $641,238 for the three months ended March 31, 2004. This increase is related to the increased amortization rate of the discount on our 2003 Senior Convertible Notes of $20,000,000. The expenses relating to the 2003 Senior Convertible Notes were non-cash expenses and had no effect on our available cash or our cash burn rate.

Net loss. The increase in net loss for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily a result of the write off of the acquired in-process research and development costs in conjunction with our acquisition of Igeneon and increased general and administrative expenses.

Liquidity and Capital Resources

We finance our operations through the sale of our equity securities, convertible debentures and licensing fees. These funds provide us with the resources to operate our business, attract and retain key personnel and scientific staff, fund our research and development program, preclinical testing and clinical trials apply and obtain the necessary regulatory approvals and develop our technology and products.

As of March 31, 2005, we had cash and short-term cash equivalents totaling $41.8 million and working capital of $29.7 million compared to cash and short-term cash equivalents totaling $43.4 million and a working capital of $34.3 million at December 31, 2004.

Indebtedness

As of March 31, 2005 we had an aggregate principal amount of $23.0 million of convertible debentures outstanding. The $23.0 million was comprised of $3.0 million principal amount of our Series A Convertible Debenture and $20.0 million of our 2003 Senior Convertible Notes. There was an initial discount calculated against a value of the 2003 Senior Convertible Notes of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and other discounts attributable to the value of the detachable warrants issued in conjunction with the 2003 Senior Convertible Notes of $4.6 million.

Our Series A Convertible Debenture has a principal amount of $3.0 million and is a convertible, redeemable, five-year note that matures on December 19, 2007. The Series A Convertible Debenture bears interest at a rate of 11.0% per annum, payable annually. The debenture is convertible at the holder’s option at a conversion price equal to the average closing price of our common stock, as defined in the debenture, at the time of conversion. The Series A Convertible Debenture contains provisions that place a cap on the number of shares of our common stock issuable upon its conversion, such that the holder thereof shall not have the right to convert any portion of the Series A Convertible Debenture to the extent that after giving effect to such conversion the holder would beneficially own more than 19.99% of the number of shares of our common stock outstanding immediately prior to such conversion. We have received communication that sanofi-aventis believes that it has the right to redeem the Series A Debenture as a result of our entering into certain collaborative agreements. We are currently evaluating this claim. However, based upon our decision to reduce our financial commitment to Insegia, we believe that we will need to review and re-evaluate all aspects of our strategic alliance with sanofi-aventis. Consequently, pursuant to the terms of the Series A Debenture, we may redeem the debenture prior to its maturity date.

The remaining $20.0 million is our redeemable, five-year interest bearing 2003 Senior Convertible Notes which were issued in two tranches to accredited investors in 2003. On April 4, 2003, we issued $15.0 million of 2003 Senior Convertible Notes and 5-year warrants to purchase an aggregate total of 1,080,000 shares of our common stock to various accredited investors. On June 12, 2003 we issued an additional $5.0 million of our 2003 Senior Convertible Notes and a 5-year warrant to purchase an aggregate total of 360,000 shares of our common stock to an accredited investor. The 2003 Senior Convertible Notes mature on March 31, 2008. We have the right and obligation to redeem the 2003 Senior Convertible Notes under certain conditions at any time after the third year from the issuance date.

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

As of March 31, 2005 our subsidiary Igeneon had $8.2 million in USD equivalents in interest-bearing liabilities that are comprised of financial liabilities relating to funds received by Igeneon prior to the acquisition from various financial institutions and guaranteed by governmental agencies for Igeneon’s research and development activities. The table below provides the amounts outstanding (in thousands in USD Equivalents), the maturity of each liability and the interest rate.

Institution	Outstanding	Maturity	Interest rate / Rate at March 31, 2005
Österreichische Forschungsförderungs-gesellschaft (EUR)	$440	30 Sep 2005	2.0%
Österreichische Forschungsförderungs-gesellschaft (EUR)	$603	30 Jun 2006	3.0%
Bank Austria Creditanstalt (ERP-Investitionskredit) (EUR)	$2,918	1 Jul 2006	0.5%
Bank Austria Creditanstalt (FFG-Investitionskredit) (EUR)	$1,189	30 Jun 2007	3-m.EURIBOR +0.6%/ 2.76%
Erste Bank (FFG-Kredit) (EUR)	$778	31 Mar2008	3-m.EURIBOR +0.6%/ 2.75%
Bank Austria Creditanstalt (FFG-Kredit) (EUR)	$1,012	30 Jun 2009	3-m.EURIBOR +0.5%/ 2.66%
Erste Bank (AWS-Kredit) (EUR)	$1,297	1 Jul 2010	3-m.EURIBOR +0.5%/ 2.65%

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements, specifically, to fund our research and development activities and our pre-clinical and clinical studies for our product candidates. Our uses of cash for operating activities and capital expenditures during the three months ended March 31, 2005 and 2004 were as follows:

	Three months ended March 31,
	2005	2004
	(in thousands)
Net cash used in operating activities	$10,082	$5,710
Capital expenditures	—	9

Total	$10,082	$5,719

The net cash used in operating activities is comprised of our net losses and working capital requirements.

Liquidity

Based on our current operating plans, including the successful implementation of our cost reduction plan discussed above, and our current estimates of contractual obligations, we believe that our existing capital resources, which consist primarily of cash and short-term cash investments will enable us to maintain operations and satisfy our periodic interest obligations on our 2003 Senior Convertible Notes (which we may, at our option, satisfy in cash or shares of our common stock) into 2006. However, there can be no assurance that changes in our research and development plans or other future events affecting our operating expenses will not result in the depletion of our funds at an earlier time.

Our working capital and capital requirements will depend upon numerous factors, including the following: the progress of our research and development program, pre-clinical testing and clinical trials; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to product development, manufacturing and marketing capabilities; technological advances; competition; and collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing and marketing of certain of our products and our ability to obtain funds from such strategic alliances or from other sources and any repayments that we may be make on our outstanding indebtedness. Many of these factors are beyond our control. In the event that we require additional funds, we may be required to sell additional equity securities, convertible debt or otherwise, or obtain funds through arrangements with collaborative partners. If we are unable to complete such transactions, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, sell all or a portion of our intellectual property or other assets, issue equity, restructure or refinance some or all of our outstanding debt, and/or pursue other financial alternatives. We cannot assure you that any of these strategies can be consummated, or if consummated, would effectively address the risks associated with our negative cash flow.

Contractual Obligations

On February 7, 2005, we vacated our leased office facilities and according to the lease, as of February 16, 2005, were released from both the long term lease obligations and the leasehold improvement note obligation. Further, we are entitled to recover certain relocation costs, temporary office space rent and reimbursement of certain fixed assets, primarily office furniture, upon transfer of ownership of the fixed assets to the lessor. We entered into a new one-year lease for our office facilities, with aggregate lease obligations of approximately $200,000. In addition, Igeneon has several capitalized financial leases associated with equipment and facilities. The aggregate amount of its lease obligations are included in the Notes to the Financial Statements.

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

These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectations regarding losses and negative operating cash flows for the next several years and the impact on working capital, total assets and stockholder’s equity;

•	our expectations as to the adequacy of existing capital resources to support our operations and periodic interest obligations into 2006;

•	our belief that the impact of our use of estimates will not be significant on our results of operations;

•	our intent to withdraw our applications for the use of Insegia as a monotherapy in patients with pancreatic cancer in Australia, Switzerland and Canada and our belief that the costs, time and research and development efforts that would be associated with additional clinical trials and manufacturing that would be required to obtain regulatory approvals in pancreatic cancer exceed our current capabilities;

•	our intent to intend to implement a cost-reduction plan to align our expenses with our product development priorities and improve our operating efficiencies;

•	our intent to reduce the number of employees and close certain of our research facilities and corporate offices in connection with our cost-reduction plan;

•	our belief that such cost-reductions will not adversely affect our ability to pursue the humanization and development of a gastrin monoclonal antibody, the development of a gastrin radioligand program and the development of Igeneon’s IGN 101 and IGN 311 product-candidates;

•	our intent to review and re-evaluate all aspects of our strategic alliance with sanofi-aventis and the possiblity that we may redeem the Series A Convertible Debenture prior to its maturity date;

•	our belief that prioritization of our research and development programs is critical for us to identify and allocate adequate resources to projects that we believe offer us the best opportunity to create value for shareholders;

•	our intent to continue to seek partners that have the financial resources to support additional clinical studies and/or other research and development to support regulatory approval of Insegia for use in patients with gastric, pancreatic or colorectal cancer and our belief that the activity demonstrated by Insegia in patients with gastric cancer should enhance our ability to find an appropriate partner;

•	our belief in gastrin as a viable target and the potential opportunity for an anti-gastrin approach to cancer;

•	our intent to devote significant financial and human resources to accelerate the development of a humanized monoclonal antibody that is currently being optimized by Xoma, LLC;

•	our goal to enter into a proof-of-concept clinical trial with our gastrin-radioligand product-candidate later this year; and

•	our belief that IGN 101 and IGN 311 address significant unmet medical needs and that the funding of the ongoing clinical trials and the other efforts associated with IGN 101 and IGN 311 will be another research and development priority;

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We caution investors that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to obtain additional financing or reduce our costs and expenses;

•	our ability to identify and realize anticipated cost efficiencies;

•	our ability to develop, obtain regulatory approval for, produce in commercial quantities and gain commercial acceptance for our product candidates;

•	our ability to maintain and enter into new arrangements and collaborations with third parties for the supply of key materials and/or assistance in the manufacture, market, sale and distribution of our products;

•	our level of debt obligations and the impact of restrictions imposed on us by the terms of this debt;

•	our ability to attract and retain highly qualified scientists and other technical personnel;

•	our ability to fund the further development of our research and development;

•	our ability to effectively prioritize our research and development programs and allocate adequate resources to projects;

•	unexpected expenses or repayments of indebtedness that may negatively impact our ability to fund our research and development or clinical programs;

•	our ability to identify a partner willing to fund the continued development of Insegia;

•	scientific developments regarding immunotherapies;

•	our ability to successfully integrate Igeneon’s operations and product portfolio with our operations and product portfolio; and

•	the actual design, results and timing of preclinical and clinical studies for our and Igeneon’s products and product candidates.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.

Foreign Currency Exchange Risk. We have a significant subsidiary, with financial liabilities and on-going operations in Austria. In addition we have laboratory and staff in England. Consequently, we are exposed to significant currency exchange risk in Euros and Great Britain Pounds. We have, and will continue to have, significant expenses that are denominated in these two currencies. If the U.S. dollar weakens relative to either of these foreign currencies, any losses generated in the foreign currency will, in effect, increase when converted into U.S. dollars and vice versa. In addition, the financial liabilities of Igeneon are denominated in Euros; therefore if the U.S. dollar weakens relative to the Euro our amount of financial liabilities will increase when converted into U.S. dollars. We currently expect the operations of Igeneon, which are denominated in Euros, to generate sufficient funds someday in the future to repay these liabilities.

We do not speculate in the foreign exchange market and currently do not manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. We also do not engage in derivative activities.

Interest Rate Risk. At March 31, 2005, we had cash and current investments in the amount of $41.8 million. We also had principal amount of convertible debentures and notes payable of $31.2 million. Cash equivalents consist of money market funds and short term investments with maturities of three months or less placed with major financial institutions.

We and Igeneon are exposed to certain market risks that are inherent in our financial instruments. Specifically, Igeneon is subject to interest rate risk on its variable rate financial liabilities. The following table presents the future principal payment obligations and interest rates associated with Igeneon’s financial liabilities as of March 31, 2005:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(in thousands in USD equivalents)
Financial Liabilities
Fixed Rate Liabilities
Austria Wirtschaftsservice (8.5%) (EUR)	440	—	—	—	—	—	440	368
Österreichische Forschungsförderungs-gesellschaft (Avg. Rate 2.5%) (EUR)	—	603	—	—	—	—	603	429
Bank Austria Creditanstalt (0.5%) (EUR)	—	2,918	—	—	—	—	2,918	2,007
Variable Rate Liabilities
Bank Austria Creditanstalt (Euribor +0.6%) (EUR)	476	475	238	—	—	—	1,189	885
Bank Austria Creditanstalt (FFG-Kredit) (Euribor +0.5%) (EUR)	—	169	336	337	169	—	1,011	576
Erste Bank (FFG-Kredit) (Euribor +0.6%) (EUR)	130	259	259	130	—	—	778	516
Erste Bank (AWS-Kredit) (Euribor +0.5%) (EUR)				432	432	433	1,297	592

The following table presents the future principal payment obligations and interest rates associated with our direct financial liabilities as of March 31, 2005:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Convertible Debentures:
Series A Convertible Debentures (11.0%) (USD)	—	—	$3,000	—	—	—	$3,000	$2,164
2003 Senior Convertible Notes (6.0%) (USD)	—	—	—	$20,000	—	—	$20,000	$9,678

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we maintain disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2005. Based on such evaluation, such officers have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic Commission filings. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On March 22, 2005, we held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting the stockholders voted on: (1) the issuance of 21,500,000 shares of our common stock in connection with our proposed acquisition of all of the equity securities of Igeneon; and (2) an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of all classes of stock that we may issue from 64,000,000 shares to 104,000,000 shares, of which 4,000,000 shares were to be classified as preferred stock and 100,000,000 shares were to be classified as common stock. The voting results were as follows:

1. Issuance of 21,500,000 shares to Igeneon

For	Against	Abstain
16,884,134	1,272,050	52,670

2. Amendment to Amended and Restated Certificate of Incorporation

For	Against	Abstain
33,339,951	1,383,054	51,517

Item 6. Exhibits

31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APHTON CORPORATION

Date: May 11, 2005	By:	/s/ Patrick T. Mooney, M.D.
Patrick T. Mooney, M.D. Chief Executive Officer and President (Principal Executive Officer)

Date: May 11, 2005	By:	/s/ James F. Smith
James F. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.