Form 10-Q
period 2005-06-30
APHTON CORP
filed 2005-08-03
CIK 840319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares outstanding	As of
Common Stock, $0.001 par value	59,719,598	August 1, 2005

APHTON CORPORATION

i

Part I - Financial Information

Item 1. Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of June 30, 2005, and December 31, 2004, and the results of our operations for the three and six months ended June 30, 2005 and 2004; and our cash flows for the six months ended June 30, 2005 and 2004. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

APHTON CORPORATION

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,056,290	$29,999,497
Short-term investments available for sale	18,530,975	12,314,992
Investment securities-trading	728,181	1,099,585

Total cash and short-term equivalents	27,315,446	43,414,074
Other current assets	1,312,746	556,165

Total current assets	28,628,192	43,970,239
Equipment and improvements, net	1,046,316	780,307
Deferred financing costs, net	487,618	519,915
Unconditional supply commitment	6,704,678	6,704,678
Other assets	—	659,488

Total assets	$36,866,804	$52,634,627

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Convertible debentures, net	$12,511,116	$—
Trade accounts payable	3,789,271	3,941,760
Due to related party	1,860,000	3,255,435
Accrued liabilities	2,348,295	1,835,006
Current portion of long-term liabilities	507,351	—
Accrued interest payable	765,000	630,000
Other current liabilities	1,167,307	137,247

Total current liabilities	22,948,340	9,799,448
Convertible debentures, net	—	11,845,022
Deferred revenue	10,000,000	10,000,000
Other liabilities	8,244,664	—

Total liabilities	41,193,004	31,644,470

Commitments and contingencies
Stockholders’ equity (Deficit):
Preferred stock, $0.001 par value - Authorized: 4,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value - Authorized: 100,000,000 shares; Issued and outstanding: 59,719,598 shares at June 30, 2005 and 37,798,586 shares at December 31, 2004	59,719	37,799
Additional paid in capital	243,696,749	216,320,552
Historical exchange rate account	670,432	—
Purchase warrants	298,900	298,900
Accumulated deficit	(249,052,000)	(195,667,094)

Total stockholders’ equity (deficit)	(4,326,200)	20,990,157

Total liabilities and stockholders’ equity (deficit)	$36,866,804	$52,634,627

The accompanying notes are an integral part of the financial statements.

APHTON CORPORATION

Consolidated Statements of Operations (Unaudited)

For the three and six months ended June 30, 2005 and 2004

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue:	$—	$—	$—	$—

Costs and expenses:
General and administrative	2,972,288	849,679	5,354,093	1,662,131
Research and development	8,328,960	5,371,404	13,147,420	10,162,384
Acquired in-process research and development	—	—	32,991,860	—
Restructuring expense	818,122	—	818,122	—

Total costs and expenses	12,119,370	6,221,083	52,311,495	11,824,515

Loss from operations	(12,119,370)	(6,221,083)	(52,311,495)	(11.824,515)
Other income (expense):
Dividend and interest income	268,187	119,283	543,313	144,131
Interest expense including amortized discount	(870,925)	(658,073)	(1,593,602)	(1,299,401)
Unrealized gain/ losses from investments	8,033	12,385	(23,122)	10,248

Net loss	$(12,714,075)	$(6,747,488)	$(53,384,906)	$(12,969,537)

Per share data:
Basic and fully diluted loss per common share	$(0.21)	(0.18)	$(1.07)	$(0.37)

Weighted average number of common shares outstanding	59,649,598	37,631,712	49,783,841	34,760,985

The accompanying notes are an integral part of the financial statements.

APHTON CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2005 and 2004

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Cash paid to suppliers and employees	$(16,861,290)	$(12,306,378)

Net cash used in operating activities	(16,861,290)	(12,306,378)

Cash flows from investing activities:
Investment securities – available for sale	(6,215,984)	—
Cash acquired in acquisition, net of cost	1,459,424	—
Capital expenditures	(325,676)	(154,034)

Net cash used in investing activities	(5,082,236)	(154,0349)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	319	48,621,628
Net cash received from financing activities	—	48,621,628

Net (decrease) increase in cash and short-term cash investments	(21,943,207)	36,161,216
Cash and cash equivalents:
Beginning of period	29,999,497	18,378,988

End of period	$8,056,290	$54,540,204

Reconciliation of net loss to net cash used in operating activities
Net loss	$(53,384,906)	$(12,969,537)

Adjustments to reconcile net loss to net cash used in operating activities:
Charges for acquired in-process research and development and other	32,991,860	—
Common stock issued for interest payment	300,000	600,000
Depreciation and amortization	237,523	36,443
Amortization of deferred financing costs	32,297	13,948
Amortization of discount on convertible debentures	679,885	520,453
Unrealized gain/loss on investments	23,122	(10,248)
Non-cash employee compensation expense	(23,122)	10,248
Change in Special Equity Component – exchange	670,432	—
Investment securities - trading	6,862,996	(117,849)
Other current assets	1,171,342	(547,577
Current liabilities	(6,550,943)	(157,741)
Other non-current liabilities	128,226	—

Net cash used in operating activities:	$(16,861,290)	$(12,306,378)

The accompanying notes are an integral part of the financial statements.

Notes to the Consolidated Financial Statements (unaudited)

1. Organization and Summary of Significant Accounting Policies

Aphton Corporation (“Aphton” or the “Company”) is a biopharmaceutical company focused on developing innovative cancer therapies. The Company’s research and development efforts are based on its proprietary active immunization and monoclonal antibody technologies, and its technologies are based on key discoveries made by it as well as its understanding of the central role of gastrin, a naturally occurring hormone, and gastrin receptors.

On March 24, 2005, Aphton completed the acquisition of Igeneon AG, a clinical stage biopharmaceutical company headquartered in Vienna, Austria. Through Igeneon, Aphton is focused on the development of active and passive cancer immunotherapies (cancer vaccines and monoclonal antibodies) designed to prevent or delay the development of metastases in cancers of epithelial origin. These product candidates are designed to target disseminated tumor cells, thereby having the potential to prevent metastasis and the spread of cancer.

We do not currently have any source of operating revenue and will require significant amounts of cash to continue to fund our operations, our clinical trials and our research and development efforts until such time, if ever, that one of our products has received regulatory approval for marketing. Furthermore, the results of our recent Insegia clinical trial and other factors have weakened the market value of our common stock and adversely affected our ability to access the capital markets for funding. Additionally, the market price of our common stock may prohibit us from obtaining financing terms from potential investors that would benefit us in the long term. Consequently, we are exploring a number of alternatives, including licensing or selling a significant portion or all of our intellectual property and/or other assets, the sale or exchange of a significant portion or all of our equity, restructuring or refinancing some or all of our debt, or pursuing other financial alternatives. We may implement one or more of these alternatives. No assurances can be given that any particular transaction will be completed nor can any prediction or assurance be made regarding the possible impact of future transactions on our business, results or capitalization. Our ability to make interest or principal payments on our indebtedness, comply with the covenants in our indebtedness documents, or effectively implement any of these alternatives to fund our future operations is dependent on many factors, many of which are beyond our control.

Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly the Company’s financial position as of June 30, 2005, and December 31, 2004, and the results of its operations for the three and six months ended June 30, 2005 and 2004; and its cash flows for the six months ended June 30, 2005 and 2004. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

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

Foreign Currency Accounting

The Company complies with SFAS No. 52 “Foreign Currency Translation,” which established standards for reporting on foreign subsidiaries in consolidated financial statements.

General and Administrative Expenses

General and administrative expenses represent expenses not clearly related to research and development expenses. A significant portion of these expenses are related to intellectual property/patent legal costs and salaries, which are typically excluded from research and development expenses according to Statement of Financial Accounting Standards (SFAS) No. 2 “Accounting for Research and Development Costs.”

Unconditional Supply Commitment

In connection with its strategic alliance with sanofi-aventis, the Company has the unconditional right to receive supplies originally aggregating $9 million from sanofi-aventis. The Company’s policy is to review the current market prices of alternative available supplies, if any, to assure that they remain above the stated sanofi-aventis contract price of the materials and that the right to receive the supplies remains unimpaired. sanofi-aventis is one of the largest pharmaceutical vaccine manufacturers in the world. The Company monitors the financial performance of sanofi-aventis to assess whether it will continue to be able to perform under the contract, wherein the special order supplies are to be provided from supplies manufactured by sanofi-aventis in large quantities and sold to many customers, including the U.S. Government, as part of sanofi-aventis’ basic franchise business. The contract allows for inflation-based increases in the per unit costs of the supplies which the Company and sanofi-aventis believe are sufficient to assure that there will be no future financial hardship incurred by sanofi-aventis in the execution of the agreement. The Company has recently initiated discussions with sanofi-aventis regarding the possible dissolution of the strategic alliance. While the discussions have progressed, they are in the preliminary stages and there can be no guarantee that the Company will be able to come to an agreement with sanofi-aventis on such dissolution or that the terms of such dissolution would be as favorable to the Company as it would desire. However, the Company currently expects that the right to continue to receive supplies would be part of any dissolution agreement.

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

Investment securities are classified into three categories and accounted for as follows: 1) Held-to-maturity securities are debt securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost; 2) Trading securities are bought and held principally for the purpose of selling them in the near term. These securities are reported at fair value, with unrealized gains and losses included in current earnings; 3) Investment securities available for sale are debt and equity securities not classified as either held-to-maturity or trading securities.

The Company did not hold any held-to-maturity securities at June 30, 2005, and December 31, 2004. Investment securities available for sale are carried at market value and any unrealized gain or loss, net of income taxes, is reported in accumulated other comprehensive income as a separate component of stockholders’ equity (deficit). Gains and losses realized on the sales of investment securities are determined using the specific identification method.

Comprehensive Income

The Company complies with SFAS No. 130, “Reporting Comprehensive Income,” which established standards for reporting comprehensive income (defined to include net income, unrealized gains and losses on available-for-sale investment securities, foreign currency adjustments and certain other items not included in the income statement). The Company does not have elements of other comprehensive income other than net loss, a historical exchange account for foreign currency transactions and unrealized gains and losses on available-for-sale investment securities. The amount of unrealized loss for the six months ended at June 30, 2005, was $23,122.

Stock Based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation” allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has elected to use the intrinsic value method.

Pro forma information is required by SFAS No. 148 and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004: risk-free interest rates of 3.0%; dividend yield of 0% for all periods; expected volatility factor of 100% for all periods; and expected weighted average life of 19.5 years. The weighted average fair value of options granted during 2005 and 2004 was $1.09 and $6.45, respectively. Additionally, there were 70,000 shares of restricted stock issued to Company directors on April 21, 2005, which vested the same day. The per share price of these restricted issuances was $1.08 and the total value of these shares was $75,600.

The Company’s pro forma information follows for the three and six months ended June 30, 2005 and 2004, respectively:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net Loss:
As reported	$(12,714,079)	$(6,747,488)	$(53,384,910)	$(12,969,537)
Compensation expense, net of tax	(1,309,567)	(264,198)	(3,567,674)	(1,096,070)

Pro forma	$(14,023,646)	$(7,011,686)	$(56,952,584)	$(14,065,607)

Basic and diluted loss per share:
As reported	$(0.21)	$(0.18)	$(1.07)	$(0.37)
Compensation expense, net of tax	$(0.02)	(0.01)	$(0.07)	$(0.03)

Pro forma	$(0.23)	$(0.19)	$(1.14)	$(0.40)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for the Company beginning January 1, 2006. The Company currently accounts for such awards using the intrinsic method currently allowable under APB Opinion No. 25. Although the Company has not yet completed its analysis of the impact of adopting SFAS No. 123(R), it believes the impact likely to be material to its financial statements.

2. March 2005 Acquisition for Common Stock

On March 24, 2005, the Company acquired all of the outstanding equity interests of Igeneon AG, a company based in Vienna, Austria. The results of operations of Igeneon have been included in the consolidated financial statements since March 24, 2005. The aggregate purchase price for the acquisition was 21,5000,000 shares of Aphton Corporation common stock and $25,000 in cash. The Company obtained an appraisal from an independent third party to estimate the fair value of the identified intangible assets acquired. Based on the consideration provided, the acquisition of Igeneon resulted in negative goodwill, which has been allocated, on a pro-rata basis, to the acquired technology and acquired property and equipment and then expensed as acquired in-process research and development.

As part of the preliminary purchase price allocation, the Company allocated $33.0 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows pertaining to the incomplete research and development related primarily to two projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the acquired research and development was charged to expense as of the date of acquisition.

3. Convertible Notes/Debentures

As of June 30, 2005, and December 31, 2004, the Company had an aggregate principal amount of $23.0 million of convertible debentures and notes outstanding. The $23.0 million was comprised of $3.0 million principal amount of the Company’s Series A Convertible Debenture (the “Series A Convertible Debenture”) and $20.0 million of the Company’s 2003 senior convertible notes (the “2003 Senior Convertible Notes”). There was an initial discount calculated against the value of the 2003 Senior Convertible Notes of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and the relative fair value of the detachable warrants of $4.6 million on the 2003 Senior Convertible Notes. The unamortized discount as of June 30, 2005, is $10.5 million, which is offset against the $23.0 million and is shown as $12.5 million in the 2003 Senior Convertible Notes in the accompanying financial statements.

The Series A Convertible Debenture is a convertible, redeemable, five-year debenture that matures on December 19, 2007. At any time prior to maturity, the Company has the right to redeem the Series A Convertible Debenture. In addition, at any time prior to maturity, the Company has the obligation to redeem the Series A Convertible Debenture under certain conditions, including if the Company transfers its rights to certain projects or other products, or any other rights related thereto, to any entity, other than the holder of the Series A Convertible Debenture or its affiliates. The Series A Convertible Debenture bears interest at a rate of 11.0% per annum, payable annually. The Series A Convertible Debenture is convertible, at the holder’s option, at a conversion price equal to the average closing price of the Company’s common stock, as defined in the Series A Convertible Debenture, at the time of conversion. The Series A Convertible Debenture contains provisions that place a cap on the number of shares of the Company’s common stock issuable upon its conversion, such that the holder thereof shall not have the right to convert any portion of the Series A Convertible Debenture to the extent that after giving effect to such conversion the holders would beneficially own more than 19.99% of the number of shares of the Company’s common stock outstanding immediately prior to such conversion. On April 29, 2005, we received communication that sanofi-aventis believes that it has the right to redeem the Series A Convertible Debenture as a result of our entering into certain collaborative agreements. We are currently evaluating this claim. However, based upon the discussions that we have initiated with sanofi-aventis regarding possible dissolution of our strategic alliance with sanofi-aventis, we currently believe we will redeem the Series A Convertible Debenture prior to its maturity date in accordance with the Series A Convertible Debenture’s original terms.

The $20.0 million in 2003 Senior Convertible Notes were issued in two tranches to accredited investors during the six months ended June 30, 2003. The 2003 Senior Convertible Notes mature on March 31, 2008. We have the right and obligation to redeem the 2003 Senior Convertible Notes under certain conditions at any time after the third year from the issuance date. The 2003 Senior Convertible Notes bear interest at a rate of 6.0% per annum, payable quarterly in cash or shares of the Company’s common stock, at the Company’s option.

The 2003 Senior Convertible Notes are convertible at a fixed price of $2.50 per share, unless otherwise adjusted prior to conversion pursuant to the price adjustment provisions set forth therein. The conversion price of the 2003 Senior Convertible Notes will be lowered in the event of a sale by the Company of its common stock or securities convertible into the Company’s common stock at a per share offering price less than the conversion price of the 2003 Senior Convertible Notes in effect immediately prior to such sale. The warrants are exercisable into shares of the Company’s common stock at $2.70 per share, unless otherwise adjusted prior to exercise pursuant to the price adjustment provisions that are substantially similar to those set forth in the 2003 Senior Convertible Notes. The 2003 Senior Convertible Notes and the warrants contain provisions that place a cap on the number of shares of our common stock issuable upon their conversion or exercise, such that the holders thereof shall not have the right to convert any portion of the notes to the extent that after giving effect to such conversion the holders would beneficially own more than 19.99% or 4.99%, as the case may be for the respective holder, of the number of shares of the Company’s common stock outstanding immediately prior to such conversion or exercise.

4. Other Financial Liabilities

As of June 30, 2005, reflected on the balance sheet were other current liabilities of $1,167,000, current portion of long-term liabilities of $507,000 and non-current other liabilities of $8,245,000. The total of these balance sheet line items is $9,919,000. Of this balance, the Company’s wholly-owned subsidiary, Igeneon, had outstanding an aggregate of $8,344,000 in interest-bearing liabilities and finance lease obligations, details of which are noted in the tables below. The remaining balance of $1,585,000, represents operating accruals for government mandated employee benefits (vacation and pension), non-interest-bearing obligations and other Igeneon employee obligations. The table below reflects the details of Igeneon interest-bearing and finance lease obligations (in thousands of USD Equivalents).

	Less than 1 year	More than 1 year	Total
Interest-bearing liabilities	$1,659	$5,803	$7,462
Finance leasing obligations	373	509	882

Total	$2,032	$6,312	$8,344

The interest-bearing liabilities are comprised of financial liabilities relating to funds received by Igeneon prior to the acquisition from various financial institutions and guaranteed by governmental agencies for Igeneon’s research and development activities. Further, the interest rates on the loans are subsidized by government research incentive programs. The table below provides the amounts outstanding (in thousands in USD Equivalents), the maturity of each liability and the interest rate.

Institution	Outstanding	Maturity	Interest rate
Österreichische Forschungsförderungs-gesellschaft (EUR)	$411	30 Sep 2005	2.0%
Österreichische Forschungsförderungs-gesellschaft (EUR)	$563	30 Jun 2006	3.0%
Bank Austria Creditanstalt (ERP-Investitionskredit) (EUR)	$2,722	1 Jul 2006	0.5%
Bank Austria Creditanstalt (FFG-Investitionskredit) (EUR)	$887	30 Jun 2007	3-m.EURIBOR +0.6%
Erste Bank (FFG-Kredit) (EUR)	$726	31 Mar 2008	3-m.EURIBOR +0.6%
Bank Austria Creditanstalt (FFG-Kredit) (EUR)	$943	30 Jun 2009	3-m.EURIBOR +0.5%
Erste Bank (AWS-Kredit) (EUR)	$1,210	1 Jul 2010	3-m.EURIBOR +0.5%

Total	$7,462

5. Restructuring

On May 11, 2005, the Company announced that it was implementing a cost- reduction program intended to align expenses with product development priorities. As of June 30, 2005, 22 employees have been terminated. The restructuring charge taken at June 30, 2005, was $818,000. Included in this amount is $767,000 for severance and other professional services of $51,000. All restructuring charges will result in cash outflows and as of June 30, 2005 approximately $190,000 has been disbursed.

6. Subsequent Events

On July 25, 2005, our wholly-owned subsidiary, Igeneon, signed a licensing and commercialization agreement and a product development and manufacturing agreement related to the manufacturing, marketing and distribution of our clinical product candidate IGN311. IGN311 is a humanized monoclonal antibody targeting the Lewis-Y antigen that is being developed as a potential new therapy for the treatment of certain epithelial tumors.

Under the agreements, Igeneon granted Celltrion a license to commercialize IGN311 in certain Asian countries, including Japan. In return, Igeneon could receive from Celltrion milestone payments totaling $6 million. In addition, Celltrion will provide development and manufacturing services related to the optimization and upscaling of IGN311 and will produce material for further clinical development, which we believe will result in a cost savings to us of approximately $10 million. As part of the market authorization process, Celltrion will manage clinical development activities in Asia. Upon market approval of IGN311, Igeneon will also be entitled to receive royalties from sales of IGN311 in Asia, and Celltrion will have the option to manufacture the therapy for global market supply. The transaction is expected to close on October 1, 2005.

On June 1, 2005, we were informed by The Nasdaq Stock Market that we were not in compliance with Nasdaq National Marketplace Rule 4450(b)(1)(A) regarding the minimum market value of listed shares required for continued listing on The Nasdaq National Market. Pursuant to the Marketplace Rules, we had until June 30, 2005, to either regain compliance or apply to have our common stock transferred to The Nasdaq SmallCap Market or we would be subject to delisting. Our senior management and Board of Directors decided to submit an application requesting transfer to The Nasdaq SmallCap Market and that application was approved on July 22, 2005. Accordingly, at the opening of business on July 25, 2005, our common stock was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market. We believe the decision to transfer the listing of our common stock to The Nasdaq SmallCap Market is in the best interests of our stockholders. Further, we believe that the liquidity provided by The Nasdaq SmallCap Market is similar to that of The Nasdaq National Market, the transfer will have no effect on the way our shares are traded and the transfer will have no effect on investors’ ability to buy and sell our common stock.

On June 23, 2005, we were informed by The Nasdaq Stock Market that we were not in compliance with Nasdaq National Marketplace Rule 4450(b) (4) regarding minimum bid price. Pursuant to the Marketplace Rules, we have until December 20, 2005, to regain compliance with this requirement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

We are a biopharmaceutical company focused on developing innovative cancer therapies. Our research and development efforts are based on our proprietary active immunization and monoclonal antibody technologies. Our technologies are based on key discoveries made by us as well as our understanding of the central role of gastrin, a naturally occurring hormone, and gastrin receptors. Through our wholly-owned subsidiary Igeneon, we are focused on the development of active and passive cancer immunotherapies (cancer vaccines and monoclonal antibodies) designed to prevent or delay the development of metastases in cancers of epithelial origin. These product candidates are designed to target disseminated tumor cells, thereby having the potential to prevent metastasis and the spread of cancer.

One of our lead product candidates, which we acquired through our acquisition of Igeneon in March 2005, is IGN101, a cancer vaccine which is currently in a Phase III randomized double blind clinical trial in non-small cell lung cancer patients. We recently reached target accrual of 760 patients in this study, three months ahead of schedule. We expect to have final data available from this study in 2007. In addition, on May 16, 2005, we announced that results from our double-blind, placebo-controlled Phase II clinical trial of IGN101 in patients with solid tumors were presented at the 2005 Annual Meeting of the American Society for Clinical Oncology (ASCO). In the study, a statistically significant difference in overall survival was seen in a subgroup of patients with rectal cancer and a positive trend toward survival improvement was observed in patients with colon cancer. This trial was conducted in 240 patients with epithelial cancers, which consists of colorectal cancer, gastrointestinal tract cancer, non-small cell lung cancer and liver cancer.

Another product-candidate we acquired through our acquisition of Igeneon is IGN311, a monoclonal antibody targeting Lewis Y-positive cancer cells. We recently completed an open-label dose escalating Phase I trial with IGN311 and on July 12, 2005, we announced the positive results from this study. In the Phase I trial, IGN311 demonstrated favorable safety and tolerability, and advantageous pharmacokinetics with a serum half-life of more than 20 days. Data from the trial also indicate efficacy of IGN311 against Lewis Y-positive tumor cells circulating in peripheral blood. As a result of this positive data, we have moved forward with a Phase I/II clinical trial with IGN311 and on July 21, 2005, we announced that initiation of the open-label Phase I/II began with the enrollment of our first patient. As part of the further development of IGN311, on July 25, 2005, we announced that we entered into a licensing and commercialization agreement and a product development and manufacturing agreement with Celltrion, Inc. We believe that these agreements validate the interest in IGN311 and will allow us to expedite the development of IGN311 in a cost efficient manner.

Our most advanced product-candidate is Insegia ™ (G17DT immunogen). We have completed two Phase III clinical trials for the treatment of pancreatic cancer with Insegia. We also completed testing of Insegia in one Phase II clinical trial for the treatment of gastric cancer and one Phase II clinical trial for the treatment of colorectal cancer. On May 11, 2005, we announced that as a result of a cost-reduction program we no longer had the internal resources to allocate toward the clinical development of Insegia. However, we have been encouraged by the results achieved in patients who achieved an antibody response in clinical trials with Insegia as both a monotherapy, and in combination with chemotherapy. Accordingly, we are currently devoting significant effort to seeking partners that have the financial resources to support additional clinical studies and/or other research and development activities that may be necessary to support regulatory approval of Insegia for patients with gastrin-sensitive cancers. We believe that the activity demonstrated by Insegia in patients with gastrin-sensitive cancers should enhance our ability to find an appropriate partner to assist in developing Insegia.

In addition, we have recently initiated discussions with sanofi-aventis regarding the possible dissolution of our strategic alliance with them. We have begun these discussions to facilitate the opportunity to seek a corporate partner for the further development of Insegia in gastric cancer. While the discussions have progressed, they are in the preliminary stages and there can be no guarantee that we will be able to come to an agreement with sanofi-aventis on such dissolution or that the terms of such dissolution would be as favorable to us as we would desire.

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

Our net loss for the six months ended June 30, 2005, was $53.4 million including non-cash charges of $34.2 million. As of June 30, 2005, we had an accumulated deficit of approximately $249.0 million. Our operating losses are primarily due to the costs of development of our product-candidates. These costs can vary significantly from year to year depending on the number of product-candidates in development, the stage of development of each product-candidate, the number of patients enrolled in and complexity of clinical trials and other factors. Our ability to achieve profitability depends upon our ability, alone or through relationships with third parties, to develop successfully our technology and product-candidates, to obtain required regulatory approvals and to manufacture, market and sell such product-candidates. It is possible that we may never be profitable.

Because we have not yet generated any revenue from the sale of any products, we have primarily relied on the capital markets as our source of funding. Based on the current market price of our common stock, we believe it could be difficult for us to obtain additional funding through the issuance of equity on reasonable terms, if at all. In addition, we have sought and will continue to seek funding through arrangements with collaborative partners or others that would require us to license rights to certain of our technologies, potential products or products that we would otherwise seek to develop or commercialize ourselves. These collaborations may take the form of strategic alliances with other drug companies. If funding from these various sources is not available at reasonable terms, we may be required to further reduce our operating expenses in order to conserve cash and capital by delaying, reducing the scope of or eliminating one or more of our product development programs.

Cost-Reduction Program

In connection with the Igeneon acquisition and after further analysis of the results our Phase III clinic trial of Insegia, we began a review of all of our consolidated resources, budgeted expenditures and the clinical trials and research and development efforts being conducted by the two companies. As a result of such review, on May 11, 2005, we announced that we had begun implementing a cost-reduction program intended to align our expenses with product development priorities with the goal of improving our operating efficiencies. Based on the current value of our stock price, we believe that our ability to raise substantial amounts of capital to fund our combined operations is limited and therefore we need to identify and fund those programs which we believe provide the most potential return to stockholders. Accordingly, we have begun the process of closing our Woodland, California facility, and decommissioning our research and development and QA/QC programs located there.

We currently anticipate that the entire decommissioning process of the Woodland facility and operations should be complete by November 30, 2005. The responsibilities for most of the positions eliminated at Woodland will be transferred to our corporate office in Philadelphia and our other research and development facilities located in Austria and the United Kingdom. Furthermore, as a result of our reprioritization of resources, we do not believe that the elimination of the positions and the closing of the Woodland facility will adversely affect our ability to pursue the humanization and development of a gastrin monoclonal antibody or the development of IGN101 or IGN311, or hinder our ability to find a strategic partner to assist us in the further development of Insegia.

During the quarter ended June 30, 2005, we recognized $818,000 in restructuring charges associated with this cost-reduction program relating primarily to the costs of employee separation for approximately 22 employees and exit costs associated with the closing and consolidation of the Woodland facility. Included in this amount is $767,000 for severance and other professional services of $51,000. All restructuring charges will result in cash outflows and as of June 30, 2005 approximately $190,000 has been disbursed.

We continue to monitor our current cash position and believe that in the event we are unable to obtain financing either through the capital markets or by entry into a strategic alliance, we will need to reduce our current cash burn further through the elimination of employee positions and the termination of certain projects.

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

Our significant accounting policies are described in Note 1 to the financial statements included in this Quarterly Report. We believe that our most critical accounting policies include the use of estimates. The impact of these estimates on results of operations for the three and six months ended June 30, 2005 and 2004, respectively, were not significant. We periodically review these policies and estimates, the effect of which is reflected as a component of net loss in the period in which the change is known.

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

Foreign Currency Accounting

The Company complies with SFAS No. 52 “Foreign Currency Translation,” which established standards for reporting on foreign subsidiaries in consolidated financial statements.

Results of Operations

Three months ended June 30, 2005 and 2004

	Three months Ended June 30,		% Change from 2004 to 2005
	2005	2004
	(in thousands)
Revenue:	$—	$—	—
Costs and expenses:
General and administrative	2,972	850	250%
Research and development	8,329	5,371	55%
Restructuring expense	818	—	—

Total costs and expenses	12,119	6,221	95%

Loss from operations	(12,119)	(6,221)	95%

Other income (expense):
Interest expense including amortized discount	(871)	(658)	32%
Dividend and interest income	268	119	125%
Unrealized gain from investments	8	12	(33)%

Net loss	$(12,714)	$(6,747)	88%

General and administrative expenses. General and administrative expenses are primarily comprised of expenses related to intellectual property, general corporate and patent legal costs and the salaries of our administrative personnel. The increase in our general and administrative expenses for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, was primarily due to the inclusion of the general and administrative costs associated with our wholly-owned subsidiary, Igeneon, for the full three months ended June 30, 2005, and an increase in salary and benefits of our administrative personnel.

Research and development expenses. Research and development expenses are primarily comprised of the external costs of contracted clinical research organizations, or CROs, and, to a lesser extent, our external and internal research and development costs which include the salaries of dedicated and allocated personnel and the costs of the dedicated and allocated research and development facilities. The increase in our research and development expenses for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, was primarily due to an increase in expenses associated with the research and development of our newly acquired product-candidates, IGN101 and IGN311, and certain other programs of Igeneon. This increase was offset partially by the implementation of our cost-reduction program and the completion of certain of our clinical trials.

Restructuring expenses. On May 11, 2005, the Company announced that it was implementing a cost- reduction program intended to align expenses with product development priorities. As of June 30, 2005, 22 employees have been terminated. The restructuring charge taken at June 30, 2005, was $818,000. Included in this amount is $767,000 for severance and other professional services of $51,000. All restructuring charges will result in cash outflows and as of June 30, 2005 approximately $190,000 has been disbursed.

Net loss. The increase in net loss for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, was primarily due to the inclusion of the general and administrative costs and research and development costs associated with our wholly-owned subsidiary, Igeneon, for the full three months ended June 30, 2005.

Interest expense including amortized discount. Interest expense including amortized discount of $358,214 was $871,000 for the three months ended June 30, 2005, compared with interest expense including amortized discount of $275,574 of $658,000 for the three months ended June 30, 2004. This increase is due primarily to the increase of the amortized discount of our convertible debt instruments and the assumption of interest payment obligations associated with Igeneon’s outstanding debt.

Six months ended June 30, 2005 and 2004

	Six months Ended June 30,		% Change from 2004 to 2005
	2005	2004
	(in thousands)
Revenue:	$—	$—	—
Costs and expenses:
General and administrative	5,354	1,662	222%
Research and development	13,147	10,163	29%
Acquired in-process research and development	32,992	—
Restructuring expense	818	—	—

Total costs and expenses	52,311	11,825	342%

Loss from operations	(52,311)	(11,825)	342%

Other income (expense):
Dividend and interest income	543	144	277%
Interest expense including amortized discount	(1,594)	(1,299)	23%
Unrealized gains (losses) from investments	(23)	10	330%

Net loss	$(53,385)	$(12,970)	312%

General and administrative expenses. General and administrative expenses are primarily comprised of expenses related to intellectual property, general corporate and patent legal costs and the salaries of our administrative personnel. The increase in our general and administrative expenses for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, was primarily due to the inclusion of the general and administrative costs associated with our wholly-owned subsidiary, Igeneon, for the full three months ended June 30, 2005, an increase in salary and benefits of our administrative personnel, and costs associated with our acquisition of Igeneon.

Research and development expenses. Research and development expenses are primarily comprised of the external costs of contracted clinical research organizations, or CROs, and, to a lesser extent, our external and internal research and development costs which include the salaries of dedicated and allocated personnel and the costs of the dedicated and allocated research and development facilities. The increase in our research and development expenses for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, was primarily due to an increase in expenses associated with the research and development of our newly acquired product-candidates, IGN101 and IGN311, and certain other programs of Igeneon. This increase was offset partially by the implementation of our cost-reduction program and the completion of certain of our clinical trials.

Acquired in-process research and development expenses. The acquired in-process research and development costs were expensed in conjunction with the acquisition of Igeneon as it was determined that the development of these projects had not yet reached technological feasibility.

Restructuring expenses. On May 11, 2005, the Company announced that it was implementing a cost-reduction program intended to align expenses with product development priorities. As of June 30, 2005, 22 employees have been terminated. The restructuring charge taken at June 30, 2005 was $818,000. Included in this amount is $767,000 for severance and other professional services of $51,000. All restructuring charges will result in cash outflows and as of June 30, 2005 approximately $190,000 has been disbursed.

Interest expense including amortized discount. Interest expense including amortized discount of $698,392 was $1.6 million for the six months ended June 30, 2005, compared with interest expense including amortized discount of $536,000 was $1.3 million for the six months ended June 30, 2004. This increase is due primarily to the increase of the amortized discount of our convertible debt instruments and the assumption of interest payment obligations associated with Igeneon’s outstanding debt.

Net loss. The increase in net loss for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, was primarily due to the inclusion of the general and administrative costs and research and development costs associated with our wholly-owned subsidiary, Igeneon, for the full three months ended June 30, 2005, and costs associated with our acquisition of Igeneon.

Liquidity and Capital Resources

We finance our operations through the sale of our equity and convertible securities and the exercise of outstanding warrants. We also seek to finance our operations by entering into arrangements with strategic partners, whereby we would license certain of our product-candidates in exchange for licensing fees.

We do not currently have any source of operating revenue and will require significant amounts of cash to continue to fund our operations, our clinical trials and our research and development efforts until such time, if ever, that one of our products has received regulatory approval for marketing. Furthermore, the results of our recent Insegia clinical trial and other factors have weakened the market value of our common stock and adversely affected our ability to access the capital markets for funding. Additionally, the market price of our common stock may prohibit us from obtaining financing terms from potential investors that would benefit us in the long term. Consequently, we are exploring a number of alternatives, including licensing or selling a significant portion or all of our intellectual property and/or other assets, the sale or exchange of a significant portion or all of our equity, restructuring or refinancing some or all of our debt, or pursuing other financial alternatives. We may implement one or more of these alternatives. No assurances can be given that any particular transaction will be completed nor can any prediction or assurance be made regarding the possible impact of future transactions on our business, results or capitalization. Our ability to make interest or principal payments on our indebtedness, comply with the covenants in our indebtedness documents, or effectively implement any of these alternatives to fund our future operations is dependent on many factors, many of which are beyond our control.

As of June 30, 2005, we had cash and short-term cash equivalents totaling $27.3 million and working capital of $4.4 million compared to cash and short-term cash equivalents totaling $43.4 million and a working capital of $34.3 million at December 31, 2004. The decrease in working capital was primarily due to a reclassification from a non-current liability to a current liability for $12.5 million of the Company’s convertible debt and the use of cash to support operations.

Indebtedness

As of June 30, 2005, we had an aggregate principal amount of $23.0 million of convertible debt instruments outstanding. The $23.0 million was comprised of $3.0 million principal amount of our Series A Convertible Debenture and $20.0 million of our 2003 Senior Convertible Notes. There was an initial discount calculated against the value of the 2003 Senior Convertible Notes of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and other discounts attributable to the value of the detachable warrants issued in conjunction with the 2003 Senior Convertible Notes of $4.6 million.

Our Series A Convertible Debenture has a principal amount of $3.0 million and is a convertible, redeemable, five-year debenture that matures on December 19, 2007. At any time prior to maturity, the Company has the right to redeem the Series A Convertible Debenture. In addition, at any time prior to maturity, the Company has the obligation to redeem the Series A Convertible Debenture under certain conditions, including if the Company transfers its rights to certain projects or other products, or any other rights related thereto, to any entity, other than the holder of the Series A Convertible Debenture or its affiliates. The Series A Convertible Debenture bears interest at a rate of 11.0% per annum, payable annually. The Series A Convertible Debenture is convertible at the holder’s option at a conversion price equal to the average closing price of our common stock, as defined in the Series A Convertible Debenture, at the time of conversion. The Series A Convertible Debenture contains provisions that place a cap on the number of shares of our common stock issuable upon its conversion, such that the holder thereof shall not have the right to convert any portion of the Series A Convertible Debenture to the extent that after giving effect to such conversion the holder would beneficially own more than 19.99% of the number of shares of our common stock outstanding immediately prior to such conversion. We previously received communication that sanofi-aventis believes that it has the right to redeem the Series A Convertible Debenture as a result of our entering into certain collaborative agreements. We are currently evaluating this claim. However, based upon the discussions that we have initiated with sanofi-aventis regarding possible dissolution of our strategic alliance with sanofi-aventis, we currently believe we will redeem the Series A Convertible Debenture prior to its maturity date in accordance with the Series A Convertible Debenture’s original terms.

The remaining $20.0 million is our redeemable, five-year interest bearing 2003 Senior Convertible Notes which were issued in two tranches to accredited investors in 2003. On April 4, 2003, we issued $15.0 million of 2003 Senior Convertible Notes and 5-year warrants to purchase an aggregate total of 1,080,000 shares of our common stock to various accredited investors. On June 12, 2003, we issued an additional $5.0 million of our 2003 Senior Convertible Notes and a 5-year warrant to purchase an aggregate total of 360,000 shares of our common stock to an accredited investor. The 2003 Senior Convertible Notes mature on March 31, 2008. We have the right and obligation to redeem the 2003 Senior Convertible Notes under certain conditions at any time after the third year from the issuance date. The 2003 Senior Convertible Notes bear interest at a rate of 6.0% per annum, payable quarterly in cash or shares of our common stock, at our option.

The 2003 Senior Convertible Notes are convertible at a fixed price of $2.50 per share, unless otherwise adjusted prior to conversion or repayment pursuant to the price adjustment provisions set forth therein. The conversion price of the 2003 Senior Convertible Notes will be lowered in the event of a sale by us of our common stock or securities convertible or exercisable into our common stock at a per share offering price less than the conversion price of the 2003 Senior Convertible Notes in effect immediately prior to such sale. The warrants are exercisable into shares of our common stock at $2.70 per share, unless otherwise adjusted prior to exercise pursuant to the price adjustment provisions that are substantially similar to those set forth in the 2003 Senior Convertible Notes. The 2003 Senior Convertible Notes and the warrants contain provisions that place a cap on the numbers of shares of our common stock issuable upon their conversion or exercise, such that the holders thereof shall not have the right to convert any portion of the notes to the extent that after giving effect to such conversion the holders would beneficially own more than 19.99% or 4.99%, as the case may be for the respective holder, of the number of shares of our common stock outstanding immediately prior to such conversion or exercise.

As of June 30, 2005, our wholly-owned subsidiary Igeneon had $7.5 million in USD equivalents in interest-bearing liabilities that are comprised of financial liabilities relating to funds received by Igeneon prior to the acquisition from various financial institutions and guaranteed by governmental agencies for Igeneon’s research and development activities. The table below provides the amounts outstanding (in thousands in USD Equivalents), the maturity of each liability and the interest rate.

Institution	Outstanding	Maturity	Interest rate / Rate at March 31, 2005
Österreichische Forschungsförderungs-gesellschaft (EUR)	$411	30 Sep 2005	2.0%
Österreichische Forschungsförderungs-gesellschaft (EUR)	$563	30 Jun 2006	3.0%
Bank Austria Creditanstalt (ERP-Investitionskredit) (EUR)	$2,722	1 Jul 2006	0.5%
Bank Austria Creditanstalt (FFG-Investitionskredit) (EUR)	$887	30 Jun 2007	3-m.EURIBOR +0.6%/ 2.76%
Erste Bank (FFG-Kredit) (EUR)	$726	31 Mar 2008	3-m.EURIBOR +0.6%/ 2.75%
Bank Austria Creditanstalt (FFG-Kredit) (EUR)	$943	30 Jun 2009	3-m.EURIBOR +0.5%/ 2.66%
Erste Bank (AWS-Kredit) (EUR)	$1,210	1 Jul 2010	3-m.EURIBOR +0.5%/ 2.65%

Total	$7,462

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements, specifically, to fund our research and development activities and our pre-clinical and clinical studies for our product candidates. Our uses of cash for operating activities and capital expenditures during the six months ended June 30, 2005 and 2004, were as follows:

	Six months ended June 31,
	2005	2004
	(in thousands)
Net cash used in operating activities	$16,861	$12,306
Capital expenditures	325	154

Total	$17,186	$12,460

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

Our working capital and capital requirements will depend upon numerous factors, including the following: the progress of our research and development program; pre-clinical testing and clinical trials; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to product development, manufacturing and marketing capabilities; technological advances; competition; and collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing and marketing of certain of our products and our ability to obtain funds from such strategic alliances or from other sources and any repayments that we may be make on our outstanding indebtedness. Many of these factors are beyond our control. As discussed above, we are exploring a number of alternatives, including licensing or selling a significant portion or all of our intellectual property and/or other assets, the sale or exchange of a significant portion or all of our equity, restructuring or refinancing some or all of our debt, or pursuing other financial alternatives. We may implement one or more of these alternatives. If we are unable to complete such transactions, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs and/or implement further reductions in our workforce. We cannot assure you that any of these alternatives can be consummated, or if consummated, would effectively address the risks associated with our negative cash flow.

Special Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

These statements concern expectations, beliefs, intentions, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectations regarding losses and negative operating cash flows for the next several years and the impact on working capital, total assets and stockholders’ equity;

•	our expectations as to the adequacy of existing capital resources to support our operations and periodic interest obligations into 2006;

•	our belief that the impact of our use of estimates is not significant on our results of operations;

•	our belief that the transfer of the listing of our common stock is in the best interest of our stockholders, the liquidity provided by The Nasdaq SmallCap Market is similar to that of The Nasdaq National Market and the transfer will have no effect on investors’ ability to buy and sell our common stock or the way our shares are traded;

•	our current expectation that the operations of Igeneon will generate sufficient funds someday in the future to repay its liabilities;

•	our ability to implement our cost-reduction plan, including decommissioning Woodland, to align our expenses with our product development priorities and improve our operating efficiencies and to allocate adequate resources to projects that we believe offer us the best opportunity to create value for shareholders;

•	our belief that reprioritization of research resources will not adversely affect our ability to pursue the humanization and development of a gastrin monoclonal antibody and the development of IGN101 and IGN311 product-candidates, or hinder our ability to find a strategic partner to assist us in the further development of Insegia;

•	our belief that our strategic alliance with Celltrion validates the interest in IGN311, will result in a cost savings to us of $10 million and will allow us to expedite the development of IGN311 in a cost-efficient manner;

•	our ability to dissolve the strategic alliance with sanofi-aventis on terms favorable to us or at all and our expectation that the right to continue to receive supplies would be a part of any dissolution agreement;

•	our belief that we will redeem the Series A Convertible Debenture prior to its maturity date;

•	our current intent to explore a number of alternatives, including licensing or selling a significant portion or all of our intellectual property and/or other assets, the sale or exchange of a significant portion or all of our equity, restructuring or refinancing some or all of our debt, or pursuing other financial alternatives and our belief that one or more of these alternatives may address the risks associated with our negative cash flow;

•	our belief that if we are unable to obtain financing, either through the capital markets or by entry into a strategic alliance, we will need to reduce our current cash burn further through the elimination of employee positions and termination of certain projects;

•	our intent to continue to seek partners that have the financial resources to support additional clinical studies and/or other research and development to support regulatory approval of Insegia for use in patients with gastrin-sensitive cancers and our belief that the activity demonstrated by Insegia in patients with gastrin-sensitive cancers should enhance our ability to find an appropriate partner; and

•	our expectations that the final data from the current Phase III study of IGN101 will be available in 2007.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We caution investors that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to obtain additional financing or reduce our costs and expenses;

•	our ability to identify and realize anticipated cost efficiencies;

•	our ability to develop, obtain regulatory approval for, produce in commercial quantities and gain commercial acceptance for our product candidates;

•	our ability to maintain and enter into new arrangements and collaborations with third parties for the supply of key materials and/or assistance in the manufacture, market, sale and distribution of our products;

•	our level of debt obligations and the impact of restrictions imposed on us by the terms of this debt;

•	our ability to attract and retain highly qualified scientists and other technical personnel;

•	our ability to fund the further development of our research and development programs and effectively prioritize our research and development programs to allocate adequate resources to projects;

•	our ability to consummate a strategic or financial transaction on terms as favorable to us as we would desire, or at all;

•	unexpected expenses or repayments of indebtedness that may negatively impact our ability to fund our research and development or clinical programs;

•	our ability to identify a partner willing to fund the continued development of Insegia;

•	scientific developments regarding immunotherapies;

•	our ability to protect our patent and other intellectual property rights from infringement by third parties and to ensure that those rights do not become the subject of infringement claims by third parties;

•	our ability to successfully integrate Igeneon’s operations and product portfolio with our operations and product portfolio; and

•	the actual design, results and timing of preclinical and clinical studies for our and Igeneon’s products and product candidates.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.

Foreign Currency Exchange Risk. We have a significant subsidiary with financial liabilities and on-going operations in Austria. In addition, we have laboratory and staff in England. Consequently, we are exposed to significant currency exchange risk in Euros and Great Britain Pounds. We have, and will continue to have, significant expenses that are denominated in these two currencies. If the U.S. dollar weakens relative to either of these foreign currencies, any losses generated in the foreign currency will, in effect, increase when converted into U.S. dollars and vice versa. In addition, the financial liabilities of Igeneon are denominated in Euros; therefore if the U.S. dollar weakens relative to the Euro our amount of financial liabilities will increase when converted into U.S. dollars. We currently expect the operations of Igeneon, which are denominated in Euros, to generate sufficient funds someday in the future to repay these liabilities.

We do not speculate in the foreign exchange market and currently do not manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. We also do not engage in derivative activities.

Interest Rate Risk. At June 30, 2005, we had cash and current investments in the amount of $27.3 million. We also had principal amount of convertible debentures and notes payable of $30.5 million. Cash equivalents consist of money market funds and short term investments with maturities of three months or less placed with major financial institutions.

We are exposed to certain market risks that are inherent in our financial instruments. Specifically, our wholly-owned subsidiary, Igeneon, is subject to interest rate risk on its variable rate financial liabilities. The following table presents the future principal payment obligations and interest rates associated with Igeneon’s financial liabilities as of June 30, 2005:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(in thousands in USD equivalents)
Financial Liabilities
Fixed Rate Liabilities
Austria Wirtschaftsservice (8.5%) (EUR)	411	—	—	—	—	—	411	368
Österreichische Forschungsförderungs-gesellschaft (Avg. Rate 2.5%) (EUR)	—	563	—	—	—	—	563	429
Bank Austria Creditanstalt (0.5%) (EUR)	—	2,722	—	—	—	—	2,722	2,007
Variable Rate Liabilities
Bank Austria Creditanstalt (Euribor +0.6%) (EUR)	222	444	221	—	—	—	887	659
Bank Austria Creditanstalt (FFG-Kredit) (Euribor +0.5%) (EUR)	—	157	315	315	156	—	943	576
Erste Bank (FFG-Kredit) (Euribor +0.6%) (EUR)	121	242	242	121	—	—	726	576
Erste Bank (AWS-Kredit) (Euribor +0.5%) (EUR)	—	—	—	403	403	404	1,210	592

The following table presents the future principal payment obligations at maturity and interest rates associated with our direct financial liabilities as of June 30, 2005:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Convertible Debentures:
Series A Convertible Debenture (11.0%)USD)	—	—	$3,000	—	—	—	$3,000	$2,164
2003 Senior Convertible Notes (6.0%) (USD)	—	—	—	$20,000	—	—	$20,000	$9,682

The convertible debt instruments included in the above table have been classified on our balance sheet as of June 30, 2005 as current liabilities. We currently believe we will redeem prior to the stated maturity date the Series A Convertible Debenture in accordance with the Series A Convertible Debenture’s original terms. Furthermore, in accordance with the terms of the 2003 Senior Convertible Notes, we may be obligated to redeem all or part of the 2003 Senior Convertible Notes at any time after March 31, 2006.

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

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. During the quarter ending on June 30, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On June 30, 2005, we held our Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, our stockholders voted on the election of three Class 3 directors to serve a term of three years and, in each case, until his successor is duly elected and qualified.

The voting results were as follows:

Name of Nominee	For	Withheld
Robert S. Basso	30,308,480	8,165,805
Vincent D. Enright	37,388,176	1,086,109
David H. Sachs, MD	37,387,740	1,086,545

Item. 5 Other Information

We entered into a Severance Agreement and Full Waiver and Release (the “Severance Agreement”), effective June 9, 2005 (the “Effective Date”), with Dov Michaeli, our former Chief Medical Officer. Pursuant to the terms of the Severance Agreement, Dr. Michaeli released us and our directors, officers and other affiliates from any and all claims, rights, liabilities, damages, losses, demands, obligations and causes of action of any kind that he had or may have had against us on or prior to the Effective Date. In addition, Dr. Michaeli agreed that he would continue to be bound after termination of his employment by the terms of the Company’s Confidentiality and Inventions Policies. In exchange for the foregoing, we agreed to pay Dr. Michaeli a severance amount equal to approximately three weeks of his annual salary for each year of service with the Company, or $246,093, which is payable by us to Dr. Michaeli over the six month period immediately following the Effective Date.

Separately, we entered into a Consulting Agreement (the “Consulting Agreement”), dated June 9, 2005, with Dr. Michaeli, whereby Dr. Michaeli agreed to provide certain business development and other services to us, including, without limitation, assisting us in finding a viable partner to financially support the further development of Insegia. In accordance with the terms of the Consulting Agreement, Dr. Michaeli will receive an annual consulting fee of $125,000. In addition, in the event that during the consultancy period Dr. Michaeli is able to secure a long-term financial commitment acceptable to us by an Asian Partner (as defined in the Consulting Agreement), we will pay Dr. Michaeli a 1% finder’s fee for any initial cash payment made to us by any such partner. The Consulting Agreement also provides for certain non-compete, non-solicitation and confidentiality provisions. The initial term of the Consulting Agreement is one-year, but is terminable by either party upon thirty days’ prior written notice to the other party.

On April 21, 2005, after consultation with outside compensation advisors, our Compensation Committee and Board of Directors approved an increase of $7,500 to the annual cash compensation paid to outside directors. In addition, based on the significantly increased levels of responsibility and time commitment required by those directors who serve on our Board’s standing committees, our Compensation Committee and Board of Directors approved the following cash compensation for such committee members: (i) an annual fee of $10,000 for the Chairperson of our Audit Committee and $5,000 for each other member of our Audit Committee and (ii) an annual fee of $5,000 for the Chairperson of our Compensation and Nominating Committees and $2,500 for each other member of such committees.

Item 6. Exhibits

10.17	Severance Agreement and Full Waiver and Release, effective June 9, 2005, between Dov Michaeli and Aphton Corporation.

10.18	Consulting Agreement, dated June 9, 2005, between Dov Michaeli and Aphton Corporation.

31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APHTON CORPORATION

Date: August 3, 2005	By:	/s/ Patrick T. Mooney, M.D.
Patrick T. Mooney, M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 3, 2005	By:	/s/ James F. Smith
James F. Smith
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

10.17	Severance Agreement and Full Waiver and Release, effective June 9, 2005, between Dov Michaeli and Aphton Corporation.

10.18	Consulting Agreement, dated June 9, 2005, between Dov Michaeli and Aphton Corporation.

31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.