Form 10-Q
period 2005-09-30
APHTON CORP
filed 2005-11-10
CIK 840319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-19122

APHTON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-3640931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Penn Center, 1628 JFK Boulevard, Suite 2300 Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares outstanding	As of
Common Stock, $0.001 par value	60,556,428	November 9, 2005

APHTON CORPORATION

i

Part I - Financial Information

Item 1.	Financial Statements

The interim consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of September 30, 2005, and December 31, 2004, and the results of our operations for the three and nine months ended September 30, 2005 and 2004; and our cash flows for the nine months ended September 30, 2005 and 2004. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

APHTON CORPORATION

Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,711,370	$29,999,497
Short-term investments available for sale	6,115,115	12,314,992
Investment securities-trading	—	1,099,585

Total cash and short-term equivalents	14,826,485	43,414,074
Other current assets	2,103,033	556,165

Total current assets	16,929,518	43,970,239
Equipment and improvements, net	461,979	780,307
Deferred financing costs, net	466,950	519,915
Unconditional supply commitment	6,704,678	6,704,678
Other assets	—	659,488

Total assets	$24,563,125	$52,634,627

Liabilities and Stockholders’ Equity (deficit)
Liabilities
Current liabilities:
Convertible debentures, net	$9,872,848	$—
Trade accounts payable	3,515,345	3,941,760
Due to related party	1,860,000	3,255,435
Accrued liabilities	2,162,532	1,835,006
Current portion of long-term liabilities	505,674	—
Accrued interest payable	750,411	630,000
Other current liabilities	609,515	137,247

Total current liabilities	19,276,325	9,799,448
Convertible debentures, net	—	11,845,022
Deferred revenue	10,000,000	10,000,000
Other liabilities	7,932,322	—

Total liabilities	$37,208,647	$31,644,470

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value – Authorized: 4,000,000 shares; Issued and outstanding: none	$—	$—
Common stock, $0.001 par value – Authorized: 100,000,000 shares; Issued and outstanding: 60,051,728 shares at September 30, 2005, and 37,798,586 shares at December 31, 2004	60,052	37,799
Additional paid in capital	244,196,169	216,320,552
Historical exchange rate account	582,520	—
Purchase warrants	298,900	298,900
Accumulated deficit	(257,783,163)	(195,667,094)

Total stockholders’ equity (deficit)	(12,645,522)	20,990,157

Total liabilities and stockholders’ equity (deficit)	$24,563,125	$52,634,627

The accompanying notes are an integral part of the financial statements.

APHTON CORPORATION

Consolidated Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2005 and 2004

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue:	$—	$—	$—	$—

Costs and expenses:
General and administrative	$3,145,657	$935,262	$8,499,750	$2,597,393
Research and development	4,582,162	5,813,667	17,729,582	15,977,851
Acquired in-process research and development	—	—	32,991,860	—
Restructuring expense, net	288,333	—	1,106,455	—

Total costs and expenses	8,016,152	6,748,929	60,327,647	18,575,244

Loss from operations	(8,016,152)	(6,748,929)	(60,327,647)	(18,575,244)
Other income (expense):
Dividend and interest income	92,755	224,046	636,068	368,177
Interest expense including amortized discount	(830,885)	(677,457)	(2,424,488)	(1,976,858)
Unrealized gain (losses) from investments	23,122	(30,558)	—	(20,310)

Net loss	$(8,731,160)	$(7,232,898)	$(62,116,067)	$(20,204,235)

Per share data:
Basic and fully diluted loss per common share	$(0.14)	$(0.19)	$(1.17)	$(0.56)
Weighted average number of common shares outstanding	60,447,978	37,711,850	53,299,924	35,775,722

The accompanying notes are an integral part of the financial statements.

APHTON CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2005 and 2004

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Cash paid to suppliers and employees	$(25,833,439)	$(18,260,702)

Net cash provided by (used in) operating activities	(25,833,439)	(18,260,702)

Cash flows from investing activities:
Investment securities – available for sale	6,199,876	—
Cash acquired in acquisition, net of cost	1,459,423	—
Capital expenditures	(114,639)	(293,381)

Net cash provided by (used in) investing activities	7,544,660	(293,381)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	652	48,624,188
Redemption of Aventis Note	(3,000,000)	—

Net cash provided by (used in) financing activities	(2,999,348)	48,624,188

Net (decrease) increase in cash and short-term cash investments	(21,288,127)	30,070,105
Cash and cash equivalents:
Beginning of period	$29,999,497	$18,378,988

End of period	$8,711,370	$48,449,093

Reconciliation of net loss to net cash used in operating activities
Net loss	$(62,116,068)	$(20,204,235)

Adjustments to reconcile net loss to net cash used in operating activities:
Charges for acquired in-process research and development and other	32,991,860	—
Common stock issued for interest payment	750,207	900,000
Depreciation and amortization	610,822	54,664
Amortization of deferred financing costs	52,965	23,885
Amortization of discount on convertible debentures	1,041,617	804,697
Unrealized gain/loss on investments	—	20,310
Non-cash employee compensation expense	—	(20,310)
Change in historical exchange rate account	582,519	—
Investment securities	7,140,970	(144,091)
Other current assets	381,055	(141,127)
Current liabilities	(7,584,690)	445,505
Additional Paid in Capital	499,420	—
Other non-current liabilities	(184,116)	—

Net cash used in operating activities:	$(25,833,439)	$(18,260,702)

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

The Company does not currently have any source of operating revenue and will require significant amounts of cash to continue to fund its operations, its clinical trials and its research and development efforts until such time, if ever, that one of its products has received regulatory approval for marketing. Because the Company has not generated any revenue from the sale of any products, the Company has primarily relied on the capital markets as its source of funding. The results of the Company’s recent Insegia clinical trial and other factors have weakened the market value of its common stock, and made it difficult for the Company to access the capital markets to obtain financing on terms that would benefit the Company in the long term. However, because the Company has recently entered into an agreement with the holders of the Company’s Senior Convertible Notes to exchange the notes for a combination of cash, preferred stock and common stock, the Company will continue to be opportunistic in accessing the capital markets to obtain financing on terms satisfactory to the Company. In addition, the Company continues to explore a number of alternatives, including licensing or selling a significant portion or all of its intellectual property and/or other assets, the sale or exchange of a significant portion or all of its equity, or pursuing other financing alternatives. The Company may implement one or more of these alternatives. If the Company is successful in obtaining any financing, the Company intends to use the net proceeds it receives from the financing to fund its operations and support the clinical development of its product candidates. No assurances, however, can be given that the Company will close the exchange transaction for its Senior Convertible Notes, consummate a capital raise on terms satisfactory to the Company or that any particular strategic transaction will be completed, nor can any prediction or assurance be made regarding the possible impact of future transactions on the Company’s business, results or capitalization. The Company’s ability to consummate the exchange of its 2003 Senior Convertible Notes, make interest or principal payments on its indebtedness, comply with the covenants in its indebtedness documents, or effectively implement any of the above-mentioned alternatives to fund its future operations is dependent on many factors, many of which are beyond the Company’s control.

Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly the Company’s financial position as of September 30, 2005, and December 31, 2004, and the results of its operations for the three and nine months ended September 30, 2005 and 2004; and its cash flows for the nine months ended September 30, 2005 and 2004. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

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

Foreign Currency Accounting

The Company complies with Statement of Financial Accounting (SFAS) No. 52 “Foreign Currency Translation,” which established standards for reporting on foreign subsidiaries in consolidated financial statements.

General and Administrative Expenses

General and administrative expenses represent expenses not clearly related to research and development expenses. A significant portion of these expenses are related to intellectual property/patent legal costs and salaries, which are typically excluded from research and development expenses according to SFAS No. 2 “Accounting for Research and Development Costs.”

Supply Commitment

As of September 30, 2005, in connection with its strategic alliance with sanofi pasteur, the Company had the unconditional right to receive supplies originally aggregating $9 million from sanofi pasteur. The Company’s policy was to review the current market prices of alternative available supplies, if any, to assure that they remain above the stated sanofi pasteur contract price of the materials and that the right to receive the supplies remains unimpaired. Sanofi pasteur is one of the largest pharmaceutical vaccine manufacturers in the world. The Company monitored the financial performance of sanofi pasteur to assess whether it would continue to be able to perform under the contract, wherein the special order supplies were to be provided from supplies manufactured by sanofi pasteur in large quantities and sold to many customers, including the U.S. Government, as part of sanofi pasteur’ basic franchise business. The contract allowed for inflation-based increases in the per unit costs of the supplies which the Company and sanofi pasteur believed were sufficient to assure that there would be no future financial hardship incurred by sanofi pasteur in the execution of the agreement with sanofi pasteur, including the supply agreement. The Company has recently entered into a termination agreement terminating its strategic alliance. For a more detailed description of the terms of the termination agreement, see Note 6, Subsequent Events.

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

Investment securities are classified into three categories and accounted for as follows: 1) Held-to-maturity securities are debt securities that the Company has the positive intent and ability to hold to maturity (these securities are reported at amortized cost); 2) trading securities are bought and held principally for the purpose of selling them in the near term (these securities are reported at fair value, with unrealized gains and losses included in current earnings); and 3) investment securities available for sale are debt and equity securities not classified as either held-to-maturity or trading securities.

The Company did not hold any held-to-maturity securities at September 30, 2005, and December 31, 2004. Investment securities available for sale are carried at market value and any unrealized gain or loss, net of income taxes, is reported in accumulated other comprehensive income as a separate component of stockholders’ equity (deficit). Gains and losses realized on the sales of investment securities are determined using the specific identification method.

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

Stock-Based Compensation

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

The Company’s pro forma information follows for the three and nine months ended September 30, 2005 and 2004, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net Loss:
As reported	$(8,731,161)	$(7,232,898)	$(62,116,068)	$(20,204,235)
Compensation expense	(1,360,408)	(320,626)	(3,567,674)	(1,618,704)

Pro forma	$(10,091,569)	$(7,553,524)	$(65,683,742)	$(21,822,939)

Basic and diluted loss per share:
As reported	$(0.14)	$(0.19)	$(1.17)	$(0.56)
Compensation expense	$(0.02)	$(0.01)	$(0.07)	$(0.05)

Pro forma	$(0.16)	$(0.20)	$(1.24)	$(0.61)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for the Company beginning January 1, 2006. We are in the process of evaluating the impact of this standard on our financial statements. We will apply the “modified prospective” transition method and implement the provisions of SFAS No. 123(R) beginning in the first quarter of 2006. The Company currently accounts for such awards using the intrinsic method currently allowable under APB Opinion No. 25.

2. March 2005 Acquisition for Common Stock

On March 24, 2005, the Company acquired all of the outstanding equity interests of Igeneon AG, a company based in Vienna, Austria. The results of operations of Igeneon have been included in the consolidated financial statements since March 24, 2005. The aggregate purchase price for the acquisition was 21,500,000 shares of Aphton common stock and $25,000 in cash. The Company obtained an appraisal from an independent third party to estimate the fair value of the identified intangible assets acquired. Based on the consideration provided, the acquisition of Igeneon resulted in negative goodwill, which has been allocated, on a pro-rata basis, to the acquired technology and acquired property and equipment and then expensed as acquired in-process research and development.

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

3. Convertible Notes/Debentures

As of December 31, 2004, the Company had an aggregate principal amount of $23.0 million of convertible debentures and notes outstanding. The $23.0 million principal amount was comprised of $20.0 million of the 2003 Senior Convertible Notes and $3.0 million of the Company’s Series A Convertible Debenture (the “Series A Convertible Debenture”). The Series A Convertible Debenture was a convertible, redeemable, five-year debenture that would mature on December 19, 2007. At any time prior to maturity, the Company had the right to redeem the Series A Convertible Debenture. In addition, at any time prior to maturity, the Company had the obligation to redeem the Series A Convertible Debenture under certain conditions, including if the Company transferred its rights to certain projects or other products, or any other rights related thereto, to any entity, other than the holder of the Series A Convertible Debenture or its affiliates. The Series A Convertible Debenture bore interest at a rate of 11.0% per annum, payable annually and was convertible, at the holder’s option, at a conversion price equal to the average closing price of the Company’s common stock, as defined in the Series A Convertible Debenture, at the time of conversion. In connection with the dissolution of the Company’s strategic partnership with sanofi pasteur, the Company redeemed the Series A Convertible Debenture in August 2005.

As of September 30, 2005, and December 31, 2004, the Company had an aggregate principal amount of $20.0 million of convertible notes outstanding. The $20.0 million was comprised of three senior convertible notes issued by the Company in 2003 (the “2003 Senior Convertible Notes”). There was an initial discount calculated against the value of the 2003 Senior Convertible Notes of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and the relative fair value of the detachable warrants of $4.6 million. The unamortized discount as of September 30, 2005, is $10.1 million, which is offset against the $20.0 million and is shown as $9.9 million in the 2003 Senior Convertible Notes in the accompanying financial statements.

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

On November 9, 2005, the Company entered into an a binding Letter Agreement with the holders of the 2003 Senior Convertible Notes, whereby the holders agreed to surrender the notes for cancellation by the Company in exchange for an aggregate cash payment of 3.0 million, shares of the Company’s 0% Non-participating Series A Convertible Preferred Stock with an original Stated Value of $10 million and 6,500,000 shares of the Company’s common stock. For more details on the terms of the debt cancellation, see Note 6, Subsequent Events.

4. Other Financial Liabilities

As of September 30, 2005, reflected on the balance sheet were other current liabilities of $610,000, current portion of long-term liabilities of $506,000 and non-current other liabilities of $7,932,000. The total of these balance sheet line items is $9,048,000. Of this balance, the Company’s wholly-owned subsidiary, Igeneon, had outstanding an aggregate of $6,648,000 in interest-bearing liabilities and finance lease obligations, details of which are noted in the tables below. The remaining balance of $2,400,000, represents operating accruals for government mandated employee benefits (vacation and pension), non-interest-bearing obligations and other Igeneon employee obligations. The table below reflects the details of Igeneon interest-bearing and finance lease obligations (in thousands of USD Equivalents).

	Less than 1 year	More than 1 year	Total
Interest-bearing liabilities	$3,678	$2,182	$5,860
Finance leasing obligations	371	416	787

Total	$4,049	$2,598	$6,647

The interest-bearing liabilities are comprised of financial liabilities relating to funds received by Igeneon prior to the acquisition of Igeneon by the Company from various financial institutions and guaranteed by governmental agencies for Igeneon’s research and development activities. Further, the interest rates on the loans are subsidized by government research incentive programs. The table below provides the amounts in principal and interest outstanding (in thousands in USD Equivalents), the maturity of each liability and the interest rate.

Institution	Outstanding	Maturity	Interest rate
Österreichische Forschungsförderungs-gesellschaft (EUR)	$519	June 30, 2006	3.0%
Bank Austria Creditanstalt (ERP-Investitionskredit) (EUR)	$2,443	July 1, 2006	0.5%
Bank Austria Creditanstalt (FFG-Investitionskredit) (EUR)	$799	June 30, 2007	3-m.EURIBOR +0.6%
Erste Bank (FFG-Kredit) (EUR)	$518	March 31, 2008	3-m.EURIBOR +0.6%
Bank Austria Creditanstalt (FFG-Kredit) (EUR)	$733	June 30, 2009	3-m.EURIBOR +0.5%
Erste Bank (AWS-Kredit) (EUR)	$848	July 1, 2010	3-m.EURIBOR +0.5%

Total	$5,860

5. Restructuring

On May 11, 2005, the Company announced that it was implementing a cost-reduction program intended to align expenses with product development priorities. As of September 30, 2005, 27 employees have been terminated. The restructuring charge taken at September 30, 2005, was $1,106,000. Included in this amount is $1,085,000 for severance, and $51,000 for other professional services. These charges were offset by $30,000 of income from the sale of assets in our Woodland California facility. Net restructuring charges will result in cash outflows and as of September 30, 2005, approximately $508,000 has been disbursed.

6. Subsequent Events

On October 26, 2005, the Company received notice from The Nasdaq Stock Market informing the Company that it does not comply with Market Place Rule 4310(c)(B)(ii), which requires the Company to maintain a market value of listed securities of $35,000,000. In accordance with Marketplace Rule 4310(c)(8)(C), the Company has 30 calendar days, or until November 25, 2005, to regain compliance with the Rule. In the event the Company does not regain compliance by November 25, 2005, the Company shall have the right to appeal a staff determination to delist the Company’s securities and the Company’s securities will remain listed until completion of the appeal process.

On November 7, 2005, the Company and sanofi pasteur entered into a termination agreement, terminating the parties’ strategic partnership. Specifically, the termination agreement terminated the Company’s Co-Promotion Agreement and the License and Supply Agreements with sanofi pasteur relating to the development, manufacture and commercialization of Insegia, the Company’s most advanced cancer immunotherapy. In accordance with the terms of the termination agreement, all of the rights to Insegia granted to sanofi pasteur under the Co-Promotion Agreement and License, including the right to commercialize Insegia in North America and Europe, revert back to the Company. In exchange for the return of such rights, the Company agreed to pay to sanofi pasteur a nominal single digit royalty on all future worldwide net sales of Insegia and sanofi pasteur forgave a $1.9 million receivable due and owing by the Company. In connection with the dissolution of the Company’s strategic partnership with sanofi pasteur, the Company had previously redeemed the Series A Convertible Debenture issued to sanofi pasteur in 2002 in accordance with its terms.

Pursuant to terms of the termination agreement, sanofi pasteur has agreed to make reasonable commercial efforts to sell to the Company reasonable quantities of diphtheria toxoid (DT), a key ingredient of Insegia, through the year 2009. The initial contract price for the DT supplied by sanofi pasteur will be subject to an annual adjustment for any increases in the Industrial Price Index. The supply of the DT will be conditioned upon the Company providing 18 month forecasts to sanofi pasteur of the Company’s future DT requirements. The Company and sanofi pasteur agreed to negotiate a new definitive supply agreement that will set forth all of the terms of the supply arrangement.

On November 9, 2005, the Company entered into a binding Letter Agreement with the holders of the 2003 Senior Convertible Notes (the “Holders”). Under the terms of the Letter Agreement, the Holders agreed to surrender the 2003 Senior Convertible Notes for cancellation by the Company in exchange for (i) $3,000,000 in cash, (ii) shares of the Company’s 0% Non-participating Series A Convertible Preferred Stock (the “Series A Preferred Stock”) with an original Stated Value of $10,000,000, and (iii) 6,500,000 shares of the Company’s common stock, of which 1,500,000 shares will be delivered into escrow by the Company at closing (the “Transaction”).

The shares of Series A Preferred Stock will be convertible into shares of the Company’s common stock at a price per share of $0.50 (the “Series A Conversion Price”), subject to certain antidilution adjustments for a period of up to three years. In no event will the Series A Conversion Price be reduced below $0.44 as a result of an antidilution adjustment; provided that the Company may not close any offering of its securities without the consent of two-thirds (2/3) of Holders of the then outstanding shares of Series A Preferred Stock, if the result of such offering would have the effect of reducing the Series A Conversion Price below $0.44.

The holders of the Series A Preferred Stock will be entitled to vote with the holders of the Company’s common stock on an as-if converted basis; provided that the holders of the Series A Preferred Stock shall not be entitled to vote shares issued and issuable as a result of the Transaction in excess of 19.9% of the then outstanding shares of the Company’s common stock. The Series A Preferred Stock will have a 0% dividend rate, and shall only receive dividends paid on the Company’s common stock on an as-if converted basis and solely as and when declared by the Company’s Board of Directors. In the event of any liquidation or winding up of the Company, including certain acquisitions of the Company’s capital stock or assets, the holders of the Series A Preferred Stock will be entitled to a preference payment in an amount equal to the Stated Value of the then outstanding Series A Preferred Stock (plus all declared but unpaid dividends) in the form of consideration received by the Company or its stockholders, as the case may be.

The Company will be obligated to file a registration statement registering the resale of the shares of the Company’s common stock to be issued and issuable in the Transaction and have the registration statement declared effective within ninety (90) days after the closing of the Transaction, or within 120 days after the closing of the Transaction if the registration statement is subject to a review by the Securities and Exchange Commission, or become subject to payment of a certain monetary damages. The 1,500,000 shares of common stock to be delivered into escrow at closing (the “Escrowed Shares”) will remain in escrow for a period of up to two (2) years and subject to return to the Company in the event the Company’s common stock trades for a certain period of time at or above $3.23 per share.

The closing of the Transaction is subject to (i) the Company executing definitive documentation that provides for (A) commercially reasonable representations, warranties, covenants and other contractual terms considered by the Company to be standard (and commercially reasonable) in a transaction of this type for the benefit of the Holders and (B) the terms of the Transaction as set forth herein and (ii) the Company filing a certificate of designation for the Series A Preferred Stock with the terms and conditions set forth in the Letter Agreement and other certificate of designation terms considered by the Company to be standard (and commercially reasonable or required by law) in a transaction of this type. The parties anticipate closing the Transaction on or prior to November 18, 2005. The Holders have agreed to forebear from enforcing their rights under the 2003 Senior Convertible Notes. In the event the Transaction does not close by November 18, 2005, as a result of a breach by the Company, the Holders rights under the 2003 Senior Convertible Notes will be reinstated. In the event the closing does not occur by November 18, 2005, as a result of at least one Holder breaching its obligation, the non-breaching Holders and the Company will close on November 21, 2005.

As part of the further development of IGN311, on July 25, 2005, the Company announced that it had entered into a licensing and commercialization agreement and a product development agreement with Celltrion, Inc. for IGN311, the terms of which were subject to finalizing a supply agreement and quality agreement between the Company and Celltrion. On November 7, 2005, the Company and Celltrion finalized and executed the supply agreement and quality agreement. Accordingly, the strategic relationship between the Company and Celltrion was consummated on that date. We believe that this strategic relationship validates the interest in IGN311 and will allow us to expedite the development of IGN311 in a cost-efficient manner.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

We are a biopharmaceutical company focused on developing innovative cancer therapies. Our research and development efforts are based on our proprietary active immunization and monoclonal antibody technologies. Our technologies are based on key discoveries made by us as well as our understanding of the central role of gastrin, a naturally occurring hormone, and gastrin receptors. Through our wholly-owned subsidiary, Igeneon, we are focused on the development of active and passive cancer immunotherapies (cancer vaccines and monoclonal antibodies) designed to prevent or delay the development of metastases in cancers of epithelial origin. These product candidates are designed to target disseminated tumor cells, thereby having the potential to prevent metastasis and the spread of cancer.

One of our lead product candidates, which we acquired through our acquisition of Igeneon in March 2005, is IGN101, a cancer vaccine which is currently in a Phase II/III randomized double blind clinical trial in non-small cell lung cancer patients. We recently reached target accrual of 760 patients in this study, three months ahead of schedule. We expect to have final data available from this study in 2007. In addition, on May 16, 2005, we announced that results from our double-blind, placebo-controlled Phase II clinical trial of IGN101 in patients with solid tumors were presented at the 2005 Annual Meeting of the American Society for Clinical Oncology (ASCO). In the study, a statistically significant difference in overall survival was seen in a subgroup of patients with rectal cancer and a positive trend toward survival improvement was observed in patients with colon cancer. This trial was conducted in 240 patients with epithelial cancers, which consists of colorectal cancer, gastrointestinal tract cancer, non-small cell lung cancer and liver cancer.

Another product-candidate we acquired through our acquisition of Igeneon is IGN311, a monoclonal antibody targeting Lewis Y-positive cancer cells. We recently completed an open-label dose escalating Phase I trial with IGN311 and on July 12, 2005, we announced the positive results from this study. In the Phase I trial, IGN311 demonstrated favorable safety and tolerability, and advantageous pharmacokinetics with a serum half-life of more than 20 days. Data from the trial also indicate efficacy of IGN311 against Lewis Y-positive tumor cells circulating in peripheral blood. As a result of this positive data, we have moved forward with a Phase I/II clinical trial with IGN311 and on July 21, 2005, we announced that initiation of the open-label Phase I/II began with the enrollment of our first patient. As part of the further development of IGN311, on July 25, 2005, we announced that we had entered into a licensing and commercialization agreement and a product development agreement with Celltrion, Inc. for IGN311, the terms of which were subject to the parties finalizing a supply agreement and quality agreement. On November 7, 2005, the supply agreement and quality agreement were finalized and the strategic relationship between us and Celltrion was consummated. We believe that this strategic relationship validates the interest in IGN311 and will allow us to expedite the development of IGN311 in a cost-efficient manner.

Our most advanced product-candidate is Insegia (G17DT immunogen). We have completed two Phase III clinical trials for the treatment of pancreatic cancer with Insegia. We also completed testing of Insegia in one Phase II clinical trial for the treatment of gastric cancer and one Phase II clinical trial for the treatment of colorectal cancer. On May 11, 2005, we announced that as a result of a cost-reduction program we no longer had the internal resources to allocate toward the clinical development of Insegia. However, we have been encouraged by the results achieved in patients who achieved an antibody response in clinical trials with Insegia as both a monotherapy, and in combination with chemotherapy.

On November 7, 2005, we entered into a termination agreement with sanofi pasteur, terminating the parties’ strategic alliance. Specifically, the termination agreement terminated the Co-Promotion Agreement and the License and Supply Agreements with sanofi pasteur relating to the development, manufacture and commercialization of Insegia, the Company’s most advanced cancer immunotherapy. In accordance with the terms of the termination agreement, all of the rights to Insegia granted to sanofi pasteur under the Co-Promotion Agreement and License, including the right to commercialize Insegia in North America and Europe, revert back to us. In exchange for the return of such rights, we agreed to pay to sanofi pasteur a nominal single digit royalty on all future worldwide net sales of Insegia and sanofi pasteur forgave a $1.9 million receivable due and owing by us. In connection with the dissolution of the Company’s strategic partnership with sanofi pasteur, we had previously redeemed the original principal amount of our outstanding Series A Convertible Debenture issued to sanofi pasteur in 2002. Accordingly, we are currently devoting significant effort to seeking partners that have the financial resources to support additional clinical studies and/or other research and development activities that may be necessary to support regulatory approval of Insegia for patients with gastrin-sensitive cancers. We believe that the activity demonstrated by Insegia in patients with gastrin-sensitive cancers should enhance our ability to find an appropriate partner to assist in developing Insegia. In addition, we believe that now having the ability to license Insegia on a worldwide basis, because of the termination of our relationship with sanofi pasteur, will greatly enhance our ability to find a partner financially capable of and committed to further developing Insegia.

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

Our net loss for the nine months ended September 30, 2005, was $62.1 million including non-cash charges of $35.0 million. As of September 30, 2005, we had an accumulated deficit of approximately $257.8 million. Our operating losses are primarily due to the costs of development of our product-candidates and employee salaries. These costs can vary significantly from year to year depending on the number of product-candidates in development, the stage of development of each product-candidate, the number of patients enrolled, complexity of clinical trials and other factors, and the number of employees needed to operate our business. Our ability to achieve profitability depends upon our ability, alone or through relationships with third parties, to develop successfully our technology and product-candidates, to obtain required regulatory approvals and to manufacture, market and sell such product-candidates. It is possible that we may never be profitable.

We do not currently have any source of operating revenue and will require significant amounts of cash to continue to fund our operations, our clinical trials and our research and development efforts until such time, if ever, that one of our products has received regulatory approval for marketing. Because we have not generated any revenue from the sale of any products, we have primarily relied on the capital markets as our source of funding. Results of our recent Insegia clinical trial and other factors have weakened the market value of the Company’s common stock and made it difficult for us to access the capital markets to obtain financing on terms that would benefit us in the long term. However, because we have recently entered into an agreement with the holders of the Company’s Senior Convertible Notes to exchange the notes for a combination of cash, preferred stock and common stock, we will continue to be opportunistic in accessing the capital markets to obtain financing on terms satisfactory to us. In addition, we continue to explore a number of alternatives, including licensing or selling a significant portion or all of our intellectual property and/or other assets, the sale or exchange of a significant portion or all of our equity, or pursuing other financing alternatives. We may implement one or more of these alternatives. If we are successful in obtaining any financing, we intend to use the net proceeds we receive from the financing to fund our operations and support the clinical development of our product candidates. No assurances, however, can be given that we will close the exchange transaction for the Senior Convertible Notes, consummate a capital raise on terms satisfactory to us or that any particular strategic transaction will be completed, nor can any prediction or assurance be made regarding the possible impact of future transactions on our business, results or capitalization. Our ability to consummate the exchange of the 2003 Senior Convertible Notes, our ability to make interest or principal payments on our indebtedness, comply with the covenants in our indebtedness documents, or effectively implement any of the above-mentioned alternatives to fund our future operations is dependent on many factors, many of which are beyond our control.

Cost-Reduction Program

In connection with the Igeneon acquisition and after further analysis of the results our Phase III clinic trial of Insegia, we began a review of all of our consolidated resources, budgeted expenditures and the clinical trials and research and development efforts being conducted by the two companies. As a result of such review, in May 2005, we began implementing a cost-reduction program intended to align our expenses with product development priorities with the goal of improving our operating efficiencies. Based on the current value of our stock price, we believe that our ability to raise substantial amounts of capital to fund our combined operations is limited and therefore we need to identify and fund those programs which we believe provide the most potential return to stockholders. Accordingly, we began the process of closing our Woodland, California facility, and decommissioning our research and development and Quality Assurance/Quality Control programs located there.

We currently anticipate that the entire decommissioning process of the Woodland facility and operations should be complete by November 30, 2005. The responsibilities for most of the positions eliminated at Woodland will be transferred to our corporate office in Philadelphia and our other research and development facilities located in Austria and the United Kingdom. During the quarter ended September 30, 2005, we recognized $30,000 in restructuring income associated with the sale of assets from our Woodland facility. We do not believe that the elimination of the positions and the closing of the Woodland facility will adversely affect our ability to pursue the humanization and development of a gastrin monoclonal antibody or the development of IGN101 or IGN311, or hinder our ability to find a strategic partner to assist us in the further development of Insegia.

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

Our significant accounting policies are described in Note 1 to the financial statements included in this Quarterly Report. We believe that our most critical accounting policies include the use of estimates. The impact of these estimates on results of operations for the three and nine months ended September 30, 2005 and 2004, respectively, were not significant. We periodically review these policies and estimates, the effect of which is reflected as a component of net loss in the period in which the change is known.

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

Results of Operations

Three months ended September 30, 2005 and 2004

	Three months Ended September 30,		% Change from 2004 to 2005
	2005	2004
	(in thousands)
Revenue:	$—	$—	—
Costs and expenses:
General and administrative	3,146	935	236%
Research and development	4,582	5,814	-21%
Acquired in-process research and development	—	—	—
Restructuring expense	288	—	—

Total costs and expenses	8,016	6,749	19%

Loss from operations	(8,016)	(6,749)	19%

Other income (expense):
Dividend and interest income	93	224	-58%
Interest expense including amortized discount	(831)	(677)	23%
Unrealized gain from investments	23	(31)	-176%

Net loss	(8,731)	(7,233)	21%

General and administrative expenses. General and administrative expenses are primarily comprised of expenses related to intellectual property, general corporate and patent legal costs and the salaries of our administrative personnel. The increase in our general and administrative expenses for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, was primarily due to the inclusion of the general and administrative costs associated with our wholly-owned subsidiary, Igeneon, for the full three months ended September 30, 2005, and an increase in salary and benefits of our administrative personnel.

Research and development expenses. Research and development expenses are primarily comprised of the external costs of contracted clinical research organizations, or CROs, and, to a lesser extent, our external and internal research and development costs which include the salaries of dedicated and allocated personnel and the costs of the dedicated and allocated research and development facilities. The decrease in our research and development expenses for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, was primarily due to the continued implementation of our cost-reduction program and the completion of certain of our clinical trials.

Restructuring expenses. On May 11, 2005, the Company began implementing a cost-reduction program intended to align expenses with product development priorities. As of September 30, 2005, 27 employees had been terminated. The restructuring charge taken at September 30, 2005, was $1,106,000. Included in this amount is $1,085,000 for severance and other professional services of $51,000. These charges were offset by $30,000 of income from the sale of assets in our Woodland California facility. Net restructuring charges will result in cash outflows and as of September 30, 2005, approximately $508,000 has been disbursed.

Net loss. The increase in net loss for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, was primarily due to the inclusion of the general and administrative costs and research and development costs associated with our wholly-owned subsidiary, Igeneon, for the three months ended September 30, 2005.

Interest expense including amortized discount. Interest expense including amortized discount of $382,400 was $831,000 for the three months ended September 30, 2005, compared with interest expense including amortized discount of $294,180 of $677,457 for the three months ended September 30, 2004. This increase is due primarily to the increase of the amortized discount of our convertible debt instruments and the assumption of interest payment obligations associated with Igeneon’s outstanding debt.

Nine months ended September 30, 2005 and 2004

	Nine months Ended September 30,		% Change from 2004 to 2005
	2005	2004
	(in thousands)
Revenue:	$—	$—	—
Costs and expenses:
General and administrative	8,500	2,597	227%
Research and development	17,730	15,978	11%
Acquired in-process research and development	32,992	—	—
Restructuring expense	1,106	—	—

Total costs and expenses	60,328	18,575	225%

Loss from operations	(60,328)	(18,575)	225%

Other income (expense):
Dividend and interest income	636	368	73%
Interest expense including amortized discount	(2,424)	(1,977)	23%
Unrealized gain from investments	—	(20)	-100%

Net loss	(62,116)	(20,204)	207%

General and administrative expenses. General and administrative expenses are primarily comprised of expenses related to intellectual property, general corporate and patent legal costs and the salaries of our administrative personnel. The increase in our general and administrative expenses for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, was primarily due to the inclusion of the general and administrative costs associated with our wholly-owned subsidiary, Igeneon, for the full nine months ended September 30, 2005, an increase in salary and benefits of our administrative personnel, and costs associated with our acquisition of Igeneon.

Research and development expenses. Research and development expenses are primarily comprised of the external costs of contracted clinical research organizations, or CROs, and, to a lesser extent, our external and internal research and development costs which include the salaries of dedicated and allocated personnel and the costs of the dedicated and allocated research and development facilities. The increase in our research and development expenses for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, was primarily due to an increase in expenses associated with the research and development of our newly acquired product-candidates, IGN101 and IGN311, and certain other programs of Igeneon. This increase was offset partially by the implementation of our cost-reduction program and the completion of certain of our clinical trials.

Acquired in-process research and development expenses. The acquired in-process research and development costs were expensed in conjunction with the acquisition of Igeneon as it was determined that the development of these projects had not yet reached technological feasibility.

Restructuring expenses. On May 11, 2005, we began implementing a cost-reduction program intended to align expenses with product development priorities. As of September 30, 2005, 27 employees have been terminated. The restructuring charge taken at September 30, 2005 was $1,106,000. Included in this amount is $1,085,000 for severance and other professional services of $51,000. These charges were offset by $30,000 of income from the sale of assets at our Woodland California facility. Net restructuring charges will result in cash outflows and as of September 30, 2005, approximately $508,000 has been disbursed.

Interest expense including amortized discount. Interest expense including amortized discount of $1.1 million was $2.4 million for the nine months ended September 30, 2005, compared with interest expense including amortized discount of $830,000 was $2.4 million for the nine months ended September 30, 2004. This increase is due primarily to the increase of the amortized discount of our convertible debt instruments and the assumption of interest payment obligations associated with Igeneon’s outstanding debt.

Net loss. The increase in net loss for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, was primarily due to the inclusion of the general and administrative costs and research and development costs associated with our wholly-owned subsidiary, Igeneon, for the full nine months ended September 30, 2005, and costs associated with our acquisition of Igeneon.

Liquidity and Capital Resources

We finance our operations through the sale of our equity and convertible securities and the exercise of outstanding warrants. We also seek to finance our operations by entering into arrangements with strategic partners, whereby we would license certain of our product-candidates in exchange for licensing fees.

We do not currently have any source of operating revenue and will require significant amounts of cash to continue to fund our operations, our clinical trials and our research and development efforts until such time, if ever, that one of our products has received regulatory approval for marketing. Because we have not generated any revenue from the sale of any products, we have primarily relied on the capital markets as our source of funding. Results of our recent Insegia clinical trial and other factors have weakened the market value of the Company’s common stock and made it difficult for us to access the capital markets to obtain financing on terms that would benefit us in the long term. However, because we have recently entered into an agreement with the holders of the Company’s Senior Convertible Notes to exchange the notes for a combination of cash, preferred stock and common stock, we will continue to be opportunistic in accessing the capital markets to obtain financing on terms satisfactory to us. In addition, we continue to explore a number of alternatives, including licensing or selling a significant portion or all of our intellectual property and/or other assets, the sale or exchange of a significant portion or all of our equity, or pursuing other financing alternatives. We may implement one or more of these alternatives. If we are successful in obtaining any financing, we intend to use the net proceeds we receive from the financing to fund our operations and support the clinical development of our product candidates. No assurances, however, can be given that we will close the exchange transaction for the Senior Convertible Notes, consummate a capital raise on terms satisfactory to us or that any particular strategic transaction will be completed, nor can any prediction or assurance be made regarding the possible impact of future transactions on our business, results or capitalization. Our ability to consummate the exchange of the 2003 Senior Convertible Notes, our ability to make interest or principal payments on our indebtedness, comply with the covenants in our indebtedness documents, or effectively implement any of the above-mentioned alternatives to fund our future operations is dependent on many factors, many of which are beyond our control.

As of September 30, 2005, we had cash and short-term cash equivalents totaling $14.8 million and working capital of $(4.5) million compared to cash and short-term cash equivalents totaling $43.4 million and a working capital of $34.3 million at December 31, 2004. The decrease in working capital was primarily due to a reclassification from a non-current liability to a current liability for $9.9 million of the Company’s convertible debt and the use of cash to repay indebtedness and support operations.

Indebtedness

During the three months ended September 30, 2005, our aggregate principal amount of convertible debentures and notes outstanding was reduced from $23.0 million at June 30, 2005 to $20.0 million at September 30, 2005. This reduction was due to the redemption of the $3.0 million of our Series A Convertible Debenture (the “Series A Convertible Debenture”), in accordance with its terms. The Series A Convertible Debenture was a convertible, redeemable, five-year debenture that was to mature on December 19, 2007. At any time prior to maturity, we had the right to redeem the Series A Convertible Debenture. In addition, at any time prior to maturity, we had the obligation to redeem the Series A Convertible Debenture under certain conditions, including if we transferred our rights to certain projects or other products, or any other rights related thereto, to any entity, other than the holder of the Series A Convertible Debenture or its affiliates. The Series A Convertible Debenture bore interest at a rate of 11.0% per annum, payable annually and was convertible, at the holder’s option, at a conversion price equal to the average closing price of our common stock, as defined in the Series A Convertible Debenture, at the time of conversion. In connection with the dissolution of our strategic partnership with sanofi pasteur, we redeemed the Series A Convertible Debenture in August 2005.

As of September 30, 2005, we had an aggregate principal amount outstanding of $20.0 million of 2003 Senior Convertible Notes. There was an initial discount calculated against the value of the 2003 Senior Convertible Notes of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and other discounts attributable to the value of the detachable warrants issued in conjunction with the 2003 Senior Convertible Notes of $4.6 million.

The 2003 Senior Convertible Notes are redeemable five-year interest-bearing notes which we issued in two tranches to accredited investors in 2003. On April 4, 2003, we issued $15.0 million of our 2003 Senior Convertible Notes and 5-year warrants to purchase an aggregate total of 1,080,000 shares of our common stock to various accredited investors. On June 12, 2003, we issued an additional $5.0 million of our 2003 Senior Convertible Notes and a 5-year warrant to purchase an aggregate total of 360,000 shares of our common stock to an accredited investor. The 2003 Senior Convertible Notes mature on March 31, 2008. We have the right and obligation to redeem the 2003 Senior Convertible Notes under certain conditions at any time after the third year from the issuance date. The 2003 Senior Convertible Notes bear interest at a rate of 6.0% per annum, payable quarterly in cash or shares of our common stock, at our option.

On November 9, 2005, we entered into a binding Letter Agreement with the holders of the 2003 Senior Convertible Notes (the “Holders”). Under the terms of the Letter Agreement, the Holders agreed to surrender the 2003 Senior Convertible Notes for cancellation by us in exchange for (i) $3,000,000 in cash, (ii) shares of our 0% Non-participating Series A Convertible Preferred Stock (the “Series A Preferred Stock”) with an original Stated Value of $10,000,000, and (iii) 6,500,000 shares of our common stock, of which 1,500,000 shares will be subject to an escrow.

The Series A Preferred Stock will have a 0% dividend rate, and shall only receive dividends paid on our common stock on an as-if converted basis and solely as and when declared by our Board of Directors. In the event of any liquidation or winding up, including certain acquisitions of our capital stock or assets, the holders of the Series A Preferred Stock will be entitled to a preference payment in an amount equal to the Stated Value of the then outstanding Series A Preferred Stock (plus all declared but unpaid dividends in the form of consideration received by the Company or its stockholders, as the case may be).

The parties anticipate closing the transaction on or prior to November 18, 2005, subject to certain closing conditions. The Holders have agreed to forebear from enforcing their rights under the Notes; however, in the event the Transaction does not close by November 18, 2005, as a result of a breach by the Company, the Holders rights under the Notes will be reinstated.

As of September 30, 2005, our wholly-owned subsidiary, Igeneon, had $5.9 million in USD equivalents in interest-bearing liabilities as compared to $7.5 million in USD at June 30, 2005. These liabilities are comprised of financial liabilities relating to funds received by Igeneon prior to the acquisition from various financial institutions and guaranteed by governmental agencies for Igeneon’s research and development activities. The table below provides the amounts outstanding in principal and interest (in thousands in USD Equivalents), the maturity of each liability and the interest rate.

Institution	Outstanding	Maturity	Interest rate
Österreichische Forschungsförderungs-gesellschaft (EUR)	$519	June 30, 2006	3.0%
Bank Austria Creditanstalt (ERP-Investitionskredit) (EUR)	$2,443	July 1, 2006	0.5%
Bank Austria Creditanstalt (FFG-Investitionskredit) (EUR)	$799	June 30, 2007	3-m.EURIBOR +0.6%
Erste Bank (FFG-Kredit) (EUR)	$518	March 31, 2008	3-m.EURIBOR +0.6%
Bank Austria Creditanstalt (FFG-Kredit) (EUR)	$733	June 30, 2009	3-m.EURIBOR +0.5%
Erste Bank (AWS-Kredit) (EUR)	$848	July 1, 2010	3-m.EURIBOR +0.5%

Total	$5,860

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements, specifically, to fund our research and development activities and our pre-clinical and clinical studies for our product candidates. Our uses of cash for operating activities and capital expenditures during the nine months ended September 30, 2005 and 2004, were as follows:

	Nine months ended September 30,
	2005	2004
	(in thousands)
Net cash used in operating activities	$25,833	$18,261
Capital expenditures	115	293

Total	$25,948	$18,554

The net cash used in operating activities is comprised of our net losses and working capital requirements.

Liquidity

Based on our current operating plans, including the successful implementation of our cost reduction plan discussed above, the consummation of the exchange of our 2003 Senior Convertible Notes and the completion of a successful fund raise, and our current estimates of contractual obligations, we believe that our existing capital resources, which consist primarily of cash and short-term cash investments, together with the funds raised if we complete a successful offering of our securities, will enable us to maintain operations through 2006. However, there can be no assurance that we will consummate an offering of our securities or the exchange of our 2003 Senior Convertible Notes or that changes in our research and development plans or other future events affecting our operating expenses will not result in the depletion of our funds at an earlier time.

Our working capital and capital requirements will depend upon numerous factors, including the following: the progress of our research and development program; pre-clinical testing and clinical trials; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to product development, manufacturing and marketing capabilities; technological advances; competition; and collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing and marketing of certain of our products and our ability to obtain funds from such strategic alliances or from other sources and any repayments that we may be make on our outstanding indebtedness. Many of these factors are beyond our control. As discussed above, in addition to an offering of our securities and the exchange of our 2003 Senior Convertible Notes, we continue to explore a number of strategic and other financing alternatives, including licensing or selling a significant portion or all of our intellectual property and/or other assets, the sale or exchange of a significant portion or all of our equity, or pursuing other financial alternatives. Even if we are successful in completing an offering of our securities and/or the exchange of our notes, we may implement one or more of these alternatives. If we are unable to complete such transactions, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs and/or implement further reductions in our workforce. We cannot assure you that any of these alternatives can be consummated, or if consummated, would effectively address the risks associated with our negative cash flow.

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

These statements concern expectations, beliefs, intentions, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectations regarding the consummation of the exchange of our 2003 Senior Convertible Notes;

•	our intention to continue to be opportunistic in accessing the capital markets to obtain financing on terms satisfactory to us;

•	our expectations regarding losses and negative operating cash flows for the next several years and the impact on working capital, total assets and stockholders’ equity;

•	our expectations as to the adequacy of existing capital resources to support our operations and periodic interest obligations, if any, into 2006;

•	our belief that the impact of our use of estimates is not significant on our results of operations;

•	our current expectation that the operations of Igeneon will generate sufficient funds someday in the future to repay its liabilities;

•	our ability to implement our cost-reduction plan, including decommissioning Woodland, to align our expenses with our product development priorities and improve our operating efficiencies and to allocate adequate resources to projects that we believe offer us the best opportunity to create value for shareholders;

•	our belief that reprioritization of research resources will not adversely affect our ability to pursue the humanization and development of a gastrin monoclonal antibody and the development of IGN101 and IGN311 product-candidates, or hinder our ability to find a strategic partner to assist us in the further development of Insegia;

•	our belief that our strategic alliance with Celltrion validates the interest in IGN311, will result in a cost savings to us of $10 million and will allow us to expedite the development of IGN311 in a cost-efficient manner;

•	our ability and our expectation that we will successfully negotiate a supply agreement with sanofi pasteur or any other party;

•	our current intent to explore a number of alternatives, including licensing or selling a significant portion or all of our intellectual property and/or other assets, the sale or exchange of a significant portion or all of our equity, or pursuing other financial alternatives and our belief that one or more of these alternatives may address the risks associated with our negative cash flow;

•	our belief that if we are unable to obtain sufficient financing, either through the capital markets or by entry into a strategic alliance, we will need to reduce our current cash burn further through the elimination of employee positions and termination of certain projects;

•	our intent to continue to seek partners that have the financial resources to support additional clinical studies and/or other research and development to support regulatory approval of Insegia for use in patients with gastrin-sensitive cancers and our belief that the activity demonstrated by Insegia in patients with gastrin-sensitive cancers and the dissolution of our strategic alliance with sanofi pasteur should enhance our ability to find an appropriate partner for Insegia; and

•	our expectations that final data from the current Phase II/III study of IGN101 will be available in 2007.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We caution investors that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to consummate the exchange of our 2003 Senior Convertible Notes;

•	our ability to obtain additional financing or reduce our costs and expenses;

•	our ability to identify and realize anticipated cost efficiencies;

•	our ability to develop, obtain regulatory approval for, produce in commercial quantities and gain commercial acceptance for our product candidates;

•	our ability to maintain and enter into new arrangements and collaborations with third parties, including sanofi pasteur, for the supply of key materials and/or assistance in the manufacture, market, sale and distribution of our products;

•	our ability to attract and retain highly qualified scientists and other technical personnel;

•	our ability to fund the further development of our research and development programs and effectively prioritize our research and development programs to allocate adequate resources to projects;

•	our ability to consummate a strategic or financial transaction that would support our long-term operations on terms as favorable to us as we would desire, or at all;

•	our ability to identify a partner willing to fund the continued development of Insegia;

•	scientific developments regarding immunotherapies;

•	our ability to protect our patent and other intellectual property rights from infringement by third parties and to ensure that those rights do not become the subject of infringement claims by third parties;

•	our ability to successfully integrate Igeneon’s operations and product portfolio with our operations and product portfolio;

•	the actual design, results and timing of preclinical and clinical studies for our and Igeneon’s products and product candidates; and

•	Our ability to maintain the listing of our common stock on The Nasdaq Stock Market.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

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

Interest Rate Risk. At September 30, 2005, we had cash and current investments in the amount of $14.8 million. We also had principal amount of convertible debentures and notes payable of $27.9 million. Cash equivalents consist of money market funds and short term investments with maturities of three months or less placed with major financial institutions.

We are exposed to certain market risks that are inherent in our financial instruments. Specifically, our wholly-owned subsidiary, Igeneon, is subject to interest rate risk on its variable rate financial liabilities. The following table presents the future principal payment obligations and interest rates associated with Igeneon’s financial liabilities as of September 30, 2005:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	in thousands in USD equivalents
Financial Liabilities
Fixed Rate Liabilities
Österreichische Forschungsförderungs-gesellschaft (Avg. Rate 2.5%) (EUR)	433	569	—	—	—	—	1,002	520
Bank Austria Creditanstalt (0.5%) (EUR)	13	2,721	—	—	—	—	2,735	2,443
Variable Rate Liabilities
Bank Austria Creditanstalt (Euribor +0.6%) (EUR)	469	457	224	—	—	—	1,150	799
Bank Austria Creditanstalt (FFG-Kredit) (Euribor +0.5%) (EUR)	24	181	332	323	159	—	1,019	733
Erste Bank (FFG-Kredit) (Euribor +0.6%) (EUR)	140	254	247	122	—	—	763	518
Erste Bank (AWS-Kredit) (Euribor +0.5%) (EUR)	31	31	31	427	416	405	1,342	846

The following table presents the future principal payment obligations at maturity and interest rates associated with our direct financial liabilities as of September 30, 2005:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Convertible Debentures
2003 Senior Convertible Notes (6.0%) (USD)	—	—	—	$20,000	—	—	$20,000	$9,682

The convertible debt instruments included in the above table have been classified on our balance sheet as of September 30, 2005 as current liabilities, because at that time we may have become obligated to redeem the 2003 Senior Convertible Notes prior to the one-year anniversary of September 30, 2005.

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

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. During the quarter ending on September 30, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the original terms of our 2003 Senior Convertible Notes, on July 1, 2005, we issued 207,130 shares of our common stock in lieu of $149,590 of interest payments due on these notes for the quarter ended June 30, 2005. Pursuant to the terms of the notes, we have the option to pay cash in interest or in shares of our common stock. The shares were issued to two noteholders, each of which are accredited investors. The shares were issued in reliance upon Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Item 5.	Other Information

We entered into a Severance Agreement and Full Waiver and Release (the “Severance Agreement”), effective July 30, 2005 (the “Effective Date”), with Frederick Jacobs, our former Director of Global Finance. Pursuant to the terms of the Severance Agreement, Mr. Jacobs released us and our directors, officers and other affiliates from any and all claims, rights, liabilities, damages, losses, demands, obligations and causes of action of any kind that he had or may have had against us on or prior to the Effective Date. In addition, Mr. Jacobs agreed that he would continue to be bound after termination of his employment by the terms of the Company’s Confidentiality and Inventions Policies. In exchange for the foregoing, we agreed to pay Mr. Jacobs a severance amount equal to approximately two weeks of his annual salary for each year of service with the Company, or $110,769.24, which was paid by us to Mr. Jacobs on September 7, 2005.

In addition, we have entered into a retention agreement with Dr. Mooney, which provides for a retention payment of one times Dr. Mooney’s then current base salary plus bonus earned in 2004, to ensure the continued availability of his services through June 2006. The retention payment is payable in installments, 50% was payable upon execution of the agreement, 25% is payable on December 31, 2005, and the remainder is payable on June 30, 2006, and the full amount will be disgorged if Dr. Mooney is not employed through the termination of such agreement.

In addition, we have entered into a retention agreement with Mr. Smith, which provides for a retention payment of one times Mr. Smith’s then current base salary plus target bonus for 2004, to ensure the continued availability of his services through June 2006. The retention payment is payable in installments, 50% was payable upon execution of the agreement, 25% is payable on December 31, 2005, and the remainder is payable on June 30, 2006, and the full amount will be disgorged if Mr. Smith is not employed through the termination of such agreement.

Item 6.	Exhibits

10.19	Severance Agreement and Full Waiver and Release, effective July 30, 2005, between Frederick Jacobs and Aphton Corporation.

10.20	Employment Agreement, effective August 12, 2005, between Aphton Corporation and Manfred Ruediger.

10.21	Retention Agreement, effective August 12, 2005, between Aphton Corporation and Patrick T. Mooney, MD

10.22	Retention Agreement, effective August 12, 2005, between Aphton Corporation and James F. Smith

31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APHTON CORPORATION

Date: November 9, 2005	By:	/s/ PATRICK T. MOONEY, M.D.
Patrick T. Mooney, M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 9, 2005	By:	/s/ JAMES F. SMITH
James F. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

10.19	Severance Agreement and Full Waiver and Release, effective July 30, 2005, between Frederick Jacobs and Aphton Corporation.

10.20	Employment Agreement, effective May 10, 2005, between Aphton Corporation and Manfred Ruediger.

10.21	Retention Agreement, effective August 12, 2005, between Aphton Corporation and Patrick T. Mooney, MD

10.22	Retention Agreement, effective August 12, 2005, between Aphton Corporation and James F. Smith

31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002