Form 10-Q/A
period 2005-06-30
APHTON CORP
filed 2005-11-25
CIK 840319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10–Q/A (the “Amendment”) amends the Quarterly Report on Form 10–Q for the quarter ended June 30, 2005 (the “Original Report”) of Aphton Corporation (the “Company”). As reported in the Current Report on Form 8–K filed by the Company, on November 22, 2005, the Audit Committee of the Company’s Board of Directors determined that the Company’s consolidated financial statements included in the Original Report and the Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2005 should be restated to reclassify certain of our liabilities from other liabilities (long-term) to various current liability accounts (including current-portion of long-term liabilities, trade accounts payable and accrued liabilities), to make certain balance sheet adjustments to reflect the issuance of stock in lieu of cash interest payments on our 2003 Senior Convertible Notes, to revise the required supplemental disclosures regarding our Austrian subsidiary’s liabilities and to restate the Statement of Cash Flows to reflect these adjustments.

The restated consolidated financial statements for the quarter ended June 30, 2005 included in the Amendment (the “Restatement”) reflect (i) a reclassification of $1.7 million in long-term liabilities to current liabilities and (ii) a reduction of $0.3 million in accrued interest payable to reflect the issuance of common stock in lieu of interest on our 2003 Convertible Notes. As a result of these adjustments, (1) current liabilities increased from $22.9 million in the Original Report to $24.3 million in this Amendment, (2) accrued interest payable decreased from $0.77 million in the Original Report to $0.47 million in this Amendment, (3) long-term liabilities decreased from $18.2 million in the Original Report to $16.6 million in this Amendment, (4) additional paid-in-capital increased from $243.7 million in the Original Report to $244.0 million in this Amendment and (5) Total Stockholders’ Deficit decreased from $4.3 million in the Original Report to $4.0 million in this Amendment. See Note 4 of the Notes to Financial Statements included in the Amendment. The Amendment amends and restates Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Report to the extent necessary to reflect the effects of the Restatement. Except for such amendments, the Amendment continues to describe conditions as of the date of the Original Report, and the Company has not modified or updated other disclosures presented in the Original Report affected by subsequent events. Accordingly, the Amendment should be read in conjunction with the Original Report and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

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

APHTON CORPORATION

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,056,290	$29,999,497
Short-term investments available for sale	18,530,975	12,314,992
Investment securities-trading	728,181	1,099,585

Total cash and short-term equivalents	27,315,446	43,414,074
Other current assets	1,312,746	556,165

Total current assets	28,628,192	43,970,239
Equipment and improvements, net	1,046,316	780,307
Deferred financing costs, net	487,618	519,915
Unconditional supply commitment	6,704,678	6,704,678
Other assets	—	659,488

Total assets	$36,866,804	$52,634,627

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Convertible debentures, net	$12,511,116	$—
Trade accounts payable	4,230,291	3,941,760
Due to related party	1,860,000	3,255,435
Accrued liabilities	3,207,707	1,835,006
Current portion of long-term liabilities	2,033,314	—
Accrued interest payable	465,000	630,000

Total current liabilities	24,307,428	9,662,201
Convertible debentures, net	—	11,845,022
Deferred revenue	10,000,000	10,000,000
Other liabilities	6,585,576	137,247

Total liabilities	40,893,004	31,644,470

Commitments and contingencies
Stockholders’ equity (Deficit):
Preferred stock, $0.001 par value - Authorized: 4,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value - Authorized: 100,000,000 shares; Issued and outstanding: 59,719,598 shares at June 30, 2005 and 37,798,586 shares at December 31, 2004	59,719	37,799
Additional paid in capital	243,996,749	216,320,552
Historical exchange rate account	670,432	—
Purchase warrants	298,900	298,900
Accumulated deficit	(249,052,000)	(195,667,094)

Total stockholders’ equity (deficit)	(4,026,200)	20,990,157

Total liabilities and stockholders’ equity (deficit)	$36,866,804	$52,634,627

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

APHTON CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2005 and 2004

	Six Months Ended June 30,
	2005	2004
Net cash used in operating activities	$(16,639,495)	$(12,306,378)

Net cash used in operating activities	(16,639,495)	(12,306,378)

Cash flows from investing activities:
Investment securities – available for sale	(6,215,984)	—
Cash acquired in acquisition, net of cost	1,459,424	—
Capital expenditures	(325,676)	(154,034)

Net cash used in investing activities	(5,082,236)	(154,0349)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	319	48,621,628
Payment on note	(221,795)	—

Net cash provided by (used in) financing activities	(221,476)	48,621,628

Net (decrease) increase in cash and short-term cash investments	(21,943,207)	36,161,216
Cash and cash equivalents:
Beginning of period	29,999,497	18,378,988

End of period	$8,056,290	$54,540,204

Reconciliation of net loss to net cash used in operating activities
Net loss	$(53,384,906)	$(12,969,537)

Adjustments to reconcile net loss to net cash used in operating activities:
Charges for acquired in-process research and development and other	32,991,860	—
Common stock issued for interest payment	600,000	600,000
Depreciation and amortization	237,523	36,443
Amortization of deferred financing costs	32,297	13,948
Amortization of discount on convertible debentures	679,885	520,453
Unrealized gain/loss on investments	23,122	(10,248)
Non-cash employee compensation expense	(23,122)	10,248
Change in Special Equity Component – exchange	670,432	—
Investment securities - trading	6,862,996	(117,849)
Other current assets	1,171,340	(547,577
Current liabilities	(4,970,061)	(157,741)
Other non-current liabilities	(1,530,861)	—

Net cash used in operating activities:	$(16,639,495)	$(12,306,378)

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

4. Other Financial Liabilities

As of June 30, 2005, reflected on the balance sheet were current portion of long-term liabilities of $2,033,000 and non-current other liabilities of $6,586,000. The total of these balance sheet line items is $8,619,000. Of this balance, the Company’s wholly-owned subsidiary, Igeneon, had outstanding an aggregate of $8,345,000 in interest-bearing liabilities and finance lease obligations, details of which are noted in the tables below.

	Less than 1 year	More than 1 year	Total
Interest-bearing liabilities	$1,659	$5,803	$7,462
Finance leasing obligations	374	509	883

Total	$2,033	$6,312	$8,345

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

Our net loss for the six months ended June 30, 2005, was $53.4 million including non-cash charges of $34.5 million. As of June 30, 2005, we had an accumulated deficit of approximately $249.0 million. Our operating losses are primarily due to the costs of development of our product-candidates. These costs can vary significantly from year to year depending on the number of product-candidates in development, the stage of development of each product-candidate, the number of patients enrolled in and complexity of clinical trials and other factors. Our ability to achieve profitability depends upon our ability, alone or through relationships with third parties, to develop successfully our technology and product-candidates, to obtain required regulatory approvals and to manufacture, market and sell such product-candidates. It is possible that we may never be profitable.

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

As of June 30, 2005, we had cash and short-term cash equivalents totaling $27.3 million and working capital of $4.3 million compared to cash and short-term cash equivalents totaling $43.4 million and a working capital of $34.3 million at December 31, 2004. The decrease in working capital was primarily due to a reclassification from a non-current liability to a current liability for $12.5 million of the Company’s convertible debt and the use of cash to support operations.

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

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements, specifically, to fund our research and development activities and our pre-clinical and clinical studies for our product candidates. Our uses of cash for operating activities and capital expenditures during the six months ended June 30, 2005 and 2004, were as follows:

	Six months ended June 31,
	2005	2004
	(in thousands)
Net cash used in operating activities	$16,639	$12,306
Capital expenditures	326	154

Total	$16,965	$12,460

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

These statements concern expectations, beliefs, intentions, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectations regarding losses and negative operating cash flows for the next several years and the impact on working capital, total assets and stockholders’ equity;

•	our expectations as to the adequacy of existing capital resources to support our operations and periodic interest obligations into 2006;

•	our belief that the impact of our use of estimates is not significant on our results of operations;

•	our belief that the transfer of the listing of our common stock is in the best interest of our stockholders, the liquidity provided by The Nasdaq SmallCap Market is similar to that of The Nasdaq National Market and the transfer will have no effect on investors’ ability to buy and sell our common stock or the way our shares are traded;

•	our current expectation that the operations of Igeneon will generate sufficient funds someday in the future to repay its liabilities;

•	our ability to implement our cost-reduction plan, including decommissioning Woodland, to align our expenses with our product development priorities and improve our operating efficiencies and to allocate adequate resources to projects that we believe offer us the best opportunity to create value for shareholders;

•	our belief that reprioritization of research resources will not adversely affect our ability to pursue the humanization and development of a gastrin monoclonal antibody and the development of IGN101 and IGN311 product-candidates, or hinder our ability to find a strategic partner to assist us in the further development of Insegia;

•	our belief that our strategic alliance with Celltrion validates the interest in IGN311, will result in a cost savings to us of $10 million and will allow us to expedite the development of IGN311 in a cost-efficient manner;

•	our ability to dissolve the strategic alliance with sanofi-aventis on terms favorable to us or at all and our expectation that the right to continue to receive supplies would be a part of any dissolution agreement;

•	our belief that we will redeem the Series A Convertible Debenture prior to its maturity date;

•	our current intent to explore a number of alternatives, including licensing or selling a significant portion or all of our intellectual property and/or other assets, the sale or exchange of a significant portion or all of our equity, restructuring or refinancing some or all of our debt, or pursuing other financial alternatives and our belief that one or more of these alternatives may address the risks associated with our negative cash flow;

•	our belief that if we are unable to obtain financing, either through the capital markets or by entry into a strategic alliance, we will need to reduce our current cash burn further through the elimination of employee positions and termination of certain projects;

•	our intent to continue to seek partners that have the financial resources to support additional clinical studies and/or other research and development to support regulatory approval of Insegia for use in patients with gastrin-sensitive cancers and our belief that the activity demonstrated by Insegia in patients with gastrin-sensitive cancers should enhance our ability to find an appropriate partner;

•	our expectations that the final data from the current Phase III study of IGN101 will be available in 2007; and

•	our expectations that we will implement the remediation steps necessary to make our disclosure controls and procedures effective and to address the significant deficiencies and material weakness in our internal control over financial reporting by the end of the year.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We caution investors that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to obtain additional financing or reduce our costs and expenses;

•	our ability to identify and realize anticipated cost efficiencies;

•	our ability to develop, obtain regulatory approval for, produce in commercial quantities and gain commercial acceptance for our product candidates;

•	our ability to maintain and enter into new arrangements and collaborations with third parties for the supply of key materials and/or assistance in the manufacture, market, sale and distribution of our products;

•	our level of debt obligations and the impact of restrictions imposed on us by the terms of this debt;

•	our ability to attract and retain highly qualified scientists and other technical personnel;

•	our ability to fund the further development of our research and development programs and effectively prioritize our research and development programs to allocate adequate resources to projects;

•	our ability to consummate a strategic or financial transaction on terms as favorable to us as we would desire, or at all;

•	unexpected expenses or repayments of indebtedness that may negatively impact our ability to fund our research and development or clinical programs;

•	our ability to identify a partner willing to fund the continued development of Insegia;

•	scientific developments regarding immunotherapies;

•	our ability to protect our patent and other intellectual property rights from infringement by third parties and to ensure that those rights do not become the subject of infringement claims by third parties;

•	our ability to successfully integrate Igeneon’s operations and product portfolio with our operations and product portfolio;

•	the actual design, results and timing of preclinical and clinical studies for our and Igeneon’s products and product candidates; and

•	our ability to successfully implement the remediation steps necessary to make our disclosure controls and procedures effective and to address the significant deficiencies and material weakness in our internal control over financial reporting by the end of the year.

Item 4. Controls and Procedures

In the Original Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by the Quarterly Report, our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) were effective. This conclusion was reached after our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by the Quarterly Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act.

However, in connection with preparing the restated consolidated financial statements included in the Amendment, our Chief Executive Officer and Chief Financial Officer further evaluated our disclosure controls and procedures as of the end of the period covered by the Quarterly Report and concluded that such disclosure controls and procedures were ineffective because in the Original Report we erroneously accounted for certain of our current-portion of long-term indebtedness and other liabilities (including trade payables and accrued liabilities) as long-term liabilities, the supplemental required disclosures regarding our foreign subsidiary’s liabilities was incorrectly reported and we failed to reduce our accrued interest payable to reflect the issuance of common stock in lieu of interest on our 2003 Senior Convertible Notes. Management is currently evaluating the remediation steps necessary to make our disclosure controls and procedures effective and we expect to implement the remediation steps by the end of the year.

As part of the preparation of the restated consolidated financial statements included in this Amendment, our Chief Executive Officer and our Chief Financial Officer identified certain deficiencies in the Company’s internal control over financial reporting related to (i) its system of entry of certain types of transactions into the general and subsidiary ledgers, and (ii) the timely reconciliation of general ledger balance sheet accounts to the appropriate underlying subsidiary records. Some or all of these deficiencies may be a material weakness. As a result of these deficiencies, we have reclassified certain of our long-term liabilities as current liabilities and restated our accrued interest payable to reflect the issuance of common stock in lieu of interest on our Senior Convertible Notes.

During the quarter ended June 30, 2005, there was not any change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management and the Audit Committee are currently evaluating the remediation steps necessary to address the significant deficiencies and/or material weakness in our internal control over financial reporting and we expect to implement the remediation steps by the end of this year.

Part II - Other Information

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

APHTON CORPORATION

Date: November 23, 2005	By:	/s/ Patrick T. Mooney, M.D.
Patrick T. Mooney, M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 23, 2005	By:	/s/ James F. Smith
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