Form 10-Q/A
period 2005-09-30
APHTON CORP
filed 2005-11-25
CIK 840319

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10–Q/A (the “Amendment”) amends the Quarterly Report on Form 10–Q for the quarter ended September 30, 2005 (the “Original Report”) of Aphton Corporation (the “Company”). As reported in the Current Report on Form 8–K filed by the Company, on November 22, 2005, the Audit Committee of the Company’s Board of Directors determined that the Company’s consolidated financial statements included in the Original Report and the Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2005 should be restated to reclassify certain of our liabilities from other liabilities (long-term) to various current liability accounts (including current-portion of long-term liabilities, trade accounts payable and accrued liabilities), to make certain balance sheet adjustments to reflect the issuance of stock in lieu of cash interest payments on our 2003 Senior Convertible Notes and the over-accrual of interest, to revise the required supplemental disclosures regarding our Austrian subsidiary’s liabilities, to roll-forward the effect of revisions made to the Company’s consolidated financial statements included in the Company’s 10-Q/A for the period ended June 30, 2005 and to restate the Statement of Cash Flows to reflect these adjustments.

The restated consolidated financial statements for the quarter ended September 30, 2005 included in the Amendment (the “Restatement”) reflect (i) a reclassification of $4.3 million in long-term liabilities to current liabilities and (ii) a reduction of $0.45 million in accrued interest payable to reflect the roll forward impact of a $0.3 million reduction for the second quarter of 2005 related to the issuance of common stock in lieu of interest on our 2003 Senior Convertible Notes and a $0.15 million adjustment due to an excess accrual. As a result of these adjustments, (1) current liabilities increased from $19.3 million in the Original Report to $23.3 million in this Amendment, (2) accrued interest payable decreased from $0.75 million in the Original Report to $0.3 million in this Amendment, (3) long-term liabilities decreased from $17.9 million in the Original Report to $13.6 million in this Amendment, (4) additional paid-in-capital increased from $244.2 million in the Original Report to $244.5 million in this Amendment and (5) Total Stockholders’ Deficit decreased from $12.6 million in the Original Report to $12.3 million in this Amendment. See Note 4 of the Notes to Financial Statements included in the Amendment. The Amendment amends and restates Items 1, 2, 3 and 4 of Part I and Item 6 of Part II of the Original Report to the extent necessary to reflect the effects of the Restatement. Except for such amendments, the Amendment continues to describe conditions as of the date of the Original Report, and the Company has not modified or updated other disclosures presented in the Original Report affected by subsequent events. Accordingly, the Amendment should be read in conjunction with the Original Report and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

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

APHTON CORPORATION

Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,711,370	$29,999,497
Short-term investments available for sale	6,115,115	12,314,992
Investment securities-trading	—	1,099,585

Total cash and short-term equivalents	14,826,485	43,414,074
Other current assets	2,103,033	556,165

Total current assets	16,929,518	43,970,239
Equipment and improvements, net	461,979	780,307
Deferred financing costs, net	466,950	519,915
Unconditional supply commitment	6,704,678	6,704,678
Other assets	—	659,488

Total assets	$24,563,125	$52,634,627

Liabilities and Stockholders’ Equity (deficit)
Liabilities
Current liabilities:
Convertible debentures, net	$9,872,848	$—
Trade accounts payable	4,103,936	3,941,760
Due to related party	1,860,000	3,255,435
Accrued liabilities	2,839,541	1,835,006
Current portion of long-term liabilities	4,328,804	—
Accrued interest payable	300,000	630,000

Total current liabilities	23,305,129	9,662,201
Convertible debentures, net	—	11,845,022
Deferred revenue	10,000,000	10,000,000
Other liabilities	3,603,518	137,247

Total liabilities	$36,908,647	$31,644,470

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value – Authorized: 4,000,000 shares; Issued and outstanding: none	$—	$—
Common stock, $0.001 par value – Authorized: 100,000,000 shares; Issued and outstanding: 60,051,728 shares at September 30, 2005, and 37,798,586 shares at December 31, 2004	60,052	37,799
Additional paid in capital	244,496,169	216,320,552
Historical exchange rate account	582,520	—
Purchase warrants	298,900	298,900
Accumulated deficit	(257,783,163)	(195,667,094)

Total stockholders’ equity (deficit)	(12,345,522)	20,990,157

Total liabilities and stockholders’ equity (deficit)	$24,563,125	$52,634,627

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

APHTON CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2005 and 2004

	Nine Months Ended September 30,
	2005	2004
Net cash used in operating activities	$(25,081,575)	$(18,260,702)

Net cash provided by (used in) operating activities	(25,081,575)	(18,260,702)

Cash flows from investing activities:
Investment securities – available for sale	6,199,876	—
Cash acquired in acquisition, net of cost	1,459,423	—
Capital expenditures	(114,639)	(293,381)

Net cash provided by (used in) investing activities	7,544,660	(293,381)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	652	48,624,188
Payment on notes	(3,751,864)	—

Net cash provided by (used in) financing activities	(3,751,212)	48,624,188

Net (decrease) increase in cash and short-term cash investments	(21,288,127)	30,070,105
Cash and cash equivalents:
Beginning of period	$29,999,497	$18,378,988

End of period	$8,711,370	$48,449,093

Reconciliation of net loss to net cash used in operating activities
Net loss	$(62,116,068)	$(20,204,235)

Adjustments to reconcile net loss to net cash used in operating activities:
Charges for acquired in-process research and development and other	32,991,860	—
Common stock issued for interest payment	750,207	900,000
Interest expense to be settled by future issuance of common stock	300,000	—
Depreciation and amortization	610,822	54,664
Amortization of deferred financing costs	52,965	23,885
Amortization of discount on convertible debentures	1,041,617	804,697
Unrealized gain/loss on investments	—	20,310
Non-cash employee compensation expense	—	(20,310)
Change in historical exchange rate account	582,519	—
Investment securities	7,591,178	(144,091)
Other current assets	381,054	(141,127)
Current liabilities	(3,104,023)	445,505
Additional Paid in Capital	499,421	—
Other non-current liabilities	(4,663,127)	—

Net cash used in operating activities:	$(25,081,575)	$(18,260,702)

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

On November 9, 2005, the Company entered into an a binding Letter Agreement with the holders of the 2003 Senior Convertible Notes, whereby the holders agreed to surrender the notes for cancellation by the Company in exchange for an aggregate cash payment of 3.0 million, shares of the Company’s 0% Non-participating Series A-1 Convertible Preferred Stock with an original Stated Value of $10 million and 6,500,000 shares of the Company’s common stock. For more details on the terms of the debt cancellation, see Note 6, Subsequent Events.

4. Other Financial Liabilities

As of September 30, 2005, reflected on the balance sheet were current portion of long-term liabilities of $4,329,000 and non-current other liabilities of $3,604,000. The total of these balance sheet line items is $7,933,000. Of this balance, the Company’s wholly-owned subsidiary, Igeneon, had outstanding an aggregate of $7,695,000 in interest-bearing liabilities and finance lease obligations, details of which are noted in the tables below.

	Less than 1 year	More than 1 year	Total
Interest-bearing liabilities	$3,957	$2,950	$6,907
Finance leasing obligations	372	416	788

Total	$4,329	$3,366	$7,695

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

Institution	Outstanding	Maturity	Interest rate
Österreichische Forschungsförderungs-gesellschaft (EUR)	$562	June 30, 2006	3.0%
Bank Austria Creditanstalt (ERP-Investitionskredit) (EUR)	$2,714	July 1, 2006	0.5%
Bank Austria Creditanstalt (FFG-Investitionskredit) (EUR)	$883	June 30, 2007	3-m.EURIBOR +0.6%
Erste Bank (FFG-Kredit) (EUR)	$482	March 31, 2008	3-m.EURIBOR +0.6%
Bank Austria Creditanstalt (FFG-Kredit) (EUR)	$1,061	June 30, 2009	3-m.EURIBOR +0.5%
Erste Bank (AWS-Kredit) (EUR)	$1,205	July 1, 2010	3-m.EURIBOR +0.5%

Total	$6,907

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

On November 9, 2005, the Company entered into a binding Letter Agreement with the holders of the 2003 Senior Convertible Notes (the “Holders”). Under the terms of the Letter Agreement, the Holders agreed to surrender the 2003 Senior Convertible Notes for cancellation by the Company in exchange for (i) $3,000,000 in cash, (ii) shares of the Company’s 0% Non-participating Series A-1 Convertible Preferred Stock (the “Series A Preferred Stock”) with an original Stated Value of $10,000,000, and (iii) 6,500,000 shares of the Company’s common stock, of which 1,500,000 shares would be delivered into escrow by the Company at closing (the “Transaction”). The Transaction closed on November 23, 2005.

The shares of Series A Preferred Stock are convertible into shares of the Company’s common stock at a price per share of $0.50 (the “Series A Conversion Price”), subject to certain antidilution adjustments for a period of up to three years. In no event will the Series A Conversion Price be reduced below $0.48 (the “Conversion Price Floor”) as a result of an antidilution adjustment; provided that the Company may not close any offering of its securities without the consent of two-thirds (2/3) of Holders of the then outstanding shares of Series A Preferred Stock, if the result of such offering would have the effect of reducing the Series A Conversion Price below the Conversion Price Floor.

Subject to certain limitations, the Holders shall be entitled to vote with the holders of the Company’s common stock, voting together as one class, on all matters submitted to a vote of the holders of common stock, and each share of Series A Preferred Stock shall be entitled to a number of votes equal to the number of shares of common stock into which each such share is convertible as of the record date for the applicable vote. The voting rights of the Holders shall be subject to the following limitation: in the case of each of SF Capital Partners Ltd., Heartland Value Fund and Horizon & Waves Co., the number of votes that such Holder shall be entitled to cast with respect to shares of voting stock then held by such Holder shall in no event exceed the number of votes that each Holder would be permitted to vote if the Conversion Price Floor was the closing bid price of the common stock as of the date the Series A Preferred Stock is first issued. The Series A Preferred Stock will have a 0% dividend rate, and shall only receive dividends paid on the Company’s common stock on an as-if converted basis and solely as and when declared by the Company’s Board of Directors. In the event of any liquidation or winding up of the Company, including certain acquisitions of the Company’s capital stock or assets, the holders of the Series A Preferred Stock will be entitled to a preference payment in an amount equal to the Stated Value of the then outstanding Series A Preferred Stock (plus all declared but unpaid dividends) in the form of consideration received by the Company or its stockholders, as the case may be.

The Company is obligated to file a registration statement registering the resale of the shares of the Company’s common stock issued and issuable in the Transaction and have the registration statement declared effective within ninety (90) days after the closing of the Transaction, or within 120 days after the closing of the Transaction if the registration statement is subject to a review by the Securities and Exchange Commission, or become subject to payment of a certain monetary damages. The 1,500,000 shares of common stock delivered into escrow at closing will remain in escrow for a period of up to two (2) years and subject to return to the Company in the event the Company’s common stock trades for a certain period of time at or above $3.23 per share.

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

Our net loss for the nine months ended September 30, 2005, was $62.1 million including non-cash charges of $35.7 million. As of September 30, 2005, we had an accumulated deficit of approximately $257.8 million. Our operating losses are primarily due to the costs of development of our product-candidates and employee salaries. These costs can vary significantly from year to year depending on the number of product-candidates in development, the stage of development of each product-candidate, the number of patients enrolled, complexity of clinical trials and other factors, and the number of employees needed to operate our business. Our ability to achieve profitability depends upon our ability, alone or through relationships with third parties, to develop successfully our technology and product-candidates, to obtain required regulatory approvals and to manufacture, market and sell such product-candidates. It is possible that we may never be profitable.

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

As of September 30, 2005, we had cash and short-term cash equivalents totaling $14.8 million and working capital of $(6.4) million compared to cash and short-term cash equivalents totaling $43.4 million and a working capital of $34.3 million at December 31, 2004. The decrease in working capital was primarily due to a reclassification from a non-current liability to a current liability for $9.9 million of the Company’s convertible debt and the use of cash to repay indebtedness and support operations.

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

On November 9, 2005, we entered into a binding Letter Agreement with the holders of the 2003 Senior Convertible Notes (the “Holders”). Under the terms of the Letter Agreement, the Holders agreed to surrender the 2003 Senior Convertible Notes for cancellation by us in exchange for (i) $3,000,000 in cash, (ii) shares of our 0% Non-participating Series A-1 Convertible Preferred Stock (the “Series A Preferred Stock”) with an original Stated Value of $10,000,000, and (iii) 6,500,000 shares of our common stock, of which 1,500,000 shares would be subject to an escrow. The transaction closed on November 23, 2005.

The Series A Preferred Stock has a 0% dividend rate, and shall only receive dividends paid on our common stock on an as-if converted basis and solely as and when declared by our Board of Directors. In the event of any liquidation or winding up, including certain acquisitions of our capital stock or assets, the holders of the Series A Preferred Stock will be entitled to a preference payment in an amount equal to the Stated Value of the then outstanding Series A Preferred Stock (plus all declared but unpaid dividends in the form of consideration received by the Company or its stockholders, as the case may be).

As of September 30, 2005, our wholly-owned subsidiary, Igeneon, had $6.9 million in USD equivalents in interest-bearing liabilities as compared to $7.5 million in USD at June 30, 2005. These liabilities are comprised of financial liabilities relating to funds received by Igeneon prior to the acquisition from various financial institutions and guaranteed by governmental agencies for Igeneon’s research and development activities. The table below provides the amounts outstanding (in thousands in USD Equivalents), the maturity of each liability and the interest rate.

Institution	Outstanding	Maturity	Interest rate
Österreichische Forschungsförderungs-gesellschaft (EUR)	$562	June 30, 2006	3.0%
Bank Austria Creditanstalt (ERP-Investitionskredit) (EUR)	$2,714	July 1, 2006	0.5%
Bank Austria Creditanstalt (FFG-Investitionskredit) (EUR)	$883	June 30, 2007	3-m.EURIBOR +0.6%
Erste Bank (FFG-Kredit) (EUR)	$482	March 31, 2008	3-m.EURIBOR +0.6%
Bank Austria Creditanstalt (FFG-Kredit) (EUR)	$1,061	June 30, 2009	3-m.EURIBOR +0.5%
Erste Bank (AWS-Kredit) (EUR)	$1,205	July 1, 2010	3-m.EURIBOR +0.5%

Total	$6,907

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements, specifically, to fund our research and development activities and our pre-clinical and clinical studies for our product candidates. Our uses of cash for operating activities and capital expenditures during the nine months ended September 30, 2005 and 2004, were as follows:

	Nine months ended September 30,
	2005	2004
	(in thousands)
Net cash used in operating activities	$25,082	$18,261
Capital expenditures	115	293

Total	$25,197	$18,554

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

These statements concern expectations, beliefs, intentions, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our intention to continue to be opportunistic in accessing the capital markets to obtain financing on terms satisfactory to us;

•	our expectations regarding losses and negative operating cash flows for the next several years and the impact on working capital, total assets and stockholders’ equity;

•	our expectations as to the adequacy of existing capital resources to support our operations and periodic interest obligations, if any, into 2006;

•	our belief that the impact of our use of estimates is not significant on our results of operations;

•	our current expectation that the operations of Igeneon will generate sufficient funds someday in the future to repay its liabilities;

•	our ability to implement our cost-reduction plan, including decommissioning Woodland, to align our expenses with our product development priorities and improve our operating efficiencies and to allocate adequate resources to projects that we believe offer us the best opportunity to create value for shareholders;

•	our belief that reprioritization of research resources will not adversely affect our ability to pursue the humanization and development of a gastrin monoclonal antibody and the development of IGN101 and IGN311 product-candidates, or hinder our ability to find a strategic partner to assist us in the further development of Insegia;

•	our belief that our strategic alliance with Celltrion validates the interest in IGN311, will result in a cost savings to us of $10 million and will allow us to expedite the development of IGN311 in a cost-efficient manner;

•	our ability and our expectation that we will successfully negotiate a supply agreement with sanofi pasteur or any other party;

•	our current intent to explore a number of alternatives, including licensing or selling a significant portion or all of our intellectual property and/or other assets, the sale or exchange of a significant portion or all of our equity, or pursuing other financial alternatives and our belief that one or more of these alternatives may address the risks associated with our negative cash flow;

•	our belief that if we are unable to obtain sufficient financing, either through the capital markets or by entry into a strategic alliance, we will need to reduce our current cash burn further through the elimination of employee positions and termination of certain projects;

•	our intent to continue to seek partners that have the financial resources to support additional clinical studies and/or other research and development to support regulatory approval of Insegia for use in patients with gastrin-sensitive cancers and our belief that the activity demonstrated by Insegia in patients with gastrin-sensitive cancers and the dissolution of our strategic alliance with sanofi pasteur should enhance our ability to find an appropriate partner for Insegia;

•	our expectations that final data from the current Phase II/III study of IGN101 will be available in 2007; and

•	our expectations that we will implement the remediation steps necessary to make our disclosure controls and procedures effective and to address the significant deficiencies and/or material weakness in our internal control over financial reporting by the end of the year.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We caution investors that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to obtain additional financing or reduce our costs and expenses;

•	our ability to identify and realize anticipated cost efficiencies;

•	our ability to develop, obtain regulatory approval for, produce in commercial quantities and gain commercial acceptance for our product candidates;

•	our ability to maintain and enter into new arrangements and collaborations with third parties, including sanofi pasteur, for the supply of key materials and/or assistance in the manufacture, market, sale and distribution of our products;

•	our ability to attract and retain highly qualified scientists and other technical personnel;

•	our ability to fund the further development of our research and development programs and effectively prioritize our research and development programs to allocate adequate resources to projects;

•	our ability to consummate a strategic or financial transaction that would support our long-term operations on terms as favorable to us as we would desire, or at all;

•	our ability to identify a partner willing to fund the continued development of Insegia;

•	scientific developments regarding immunotherapies;

•	our ability to protect our patent and other intellectual property rights from infringement by third parties and to ensure that those rights do not become the subject of infringement claims by third parties;

•	our ability to successfully integrate Igeneon’s operations and product portfolio with our operations and product portfolio;

•	the actual design, results and timing of preclinical and clinical studies for our and Igeneon’s products and product candidates;

•	our ability to maintain the listing of our common stock on The Nasdaq Stock Market; and

•	our ability to successfully implement the remediation steps necessary to make our disclosure controls and procedures effective and to address the significant deficiencies and/or material weakness in our internal control over financial reporting by the end of the year.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

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

Interest Rate Risk. At September 30, 2005, we had cash and current investments in the amount of $14.8 million. We also had principal amount of convertible debentures and notes payable of $26.9 million. Cash equivalents consist of money market funds and short term investments with maturities of three months or less placed with major financial institutions.

We are exposed to certain market risks that are inherent in our financial instruments. Specifically, our wholly-owned subsidiary, Igeneon, is subject to interest rate risk on its variable rate financial liabilities. The following table presents the future principal payment obligations and interest rates associated with Igeneon’s financial liabilities as of September 30, 2005:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	in thousands in USD equivalents
Financial Liabilities
Fixed Rate Liabilities
Österreichische Forschungsförderungs-gesellschaft (Avg. Rate 2.5%) (EUR)	0	562	—	—	—	—	562	427
Bank Austria Creditanstalt (0.5%) (EUR)	—	2,714	—	—	—	—	2,714	2,008
Variable Rate Liabilities
Bank Austria Creditanstalt (Euribor +0.6%) (EUR)	221	441	221	—	—	—	883	653
Bank Austria Creditanstalt (FFG-Kredit) (Euribor +0.5%) (EUR)	—	227	314	314	156	—	1,061	647
Erste Bank (FFG-Kredit) (Euribor +0.6%) (EUR)	—	120	241	121	—	—	482	381
Erste Bank (AWS-Kredit) (Euribor +0.5%) (EUR)	—	—	—	403	401	401	1,205	590

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

However, in connection with preparing the restated consolidated financial statements included in the Amendment, our Chief Executive Officer and Chief Financial Officer further evaluated our disclosure controls and procedures as of the end of the period covered by the Quarterly Report and concluded that such disclosure controls and procedures were ineffective because in the Original Report we erroneously accounted for certain of our current-portion of long-term indebtedness and other liabilities (including trade payables and accrued liabilities) as long-term liabilities, the supplemental required disclosures regarding our foreign subsidiary’s liabilities was incorrectly reported and our accrued interest payable was incorrectly reported due to our failure to reflect the issuance of common stock in lieu of interest on our 2003 Senior Convertible Notes during the second quarter of 2005 which has a roll forward impact on the third quarter of 2005 and an adjustment due to an excess accrual. Management is currently evaluating the remediation steps necessary to make our disclosure controls and procedures effective and we expect to implement the remediation steps by the end of the year.

As part of the preparation of the restated consolidated financial statements included in this Amendment, our Chief Executive Officer and our Chief Financial Officer identified certain deficiencies in the Company’s internal control over financial reporting related to (i) its system of entry of certain types of transactions into the general and subsidiary ledgers, and (ii) the timely reconciliation of general ledger balance sheet accounts to the appropriate underlying subsidiary records. Some or all of these deficiencies may be a material weakness. As a result of these deficiencies, we have reclassified certain of our long-term liabilities as current liabilities and restated our accrued interest payable to reflect the issuance of common stock in lieu of interest on our Senior Convertible Notes and an adjustment due to an excess accrual.

During the quarter ended September 30, 2005, there was not any change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management and the Audit Committee are currently evaluating the remediation steps necessary to address the significant deficiencies and/or material weakness in our internal control over financial reporting and we expect to implement the remediation steps by the end of this year.

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