Form 10-K
period 2005-12-31
Aphton CORP
filed 2006-04-17
CIK 840319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number: 000-19122

APHTON CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	95-3640931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8 Penn Center, 1628 JFK Boulevard, Philadelphia PA	19103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(215) 218-4340

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $.001 par value

Indicate by a check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part I11 of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and larger accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $30,501,939 million as of June 30, 2005.

67,056,428
(Number of shares outstanding of the Registrant’s common stock as of April 17, 2006)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2006 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2005, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

As used in this report, the terms "we," "us," "our," and "Company" refer to Aphton Corporation and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.

Overview

We are a global biopharmaceutical company that researches and develops cancer immunotherapies based on our proprietary active immunization technology as well as our proprietary and in-licensed monoclonal antibody technologies. Our technologies are based on key discoveries made by us as well as our understanding of the central role of gastrin, a naturally occurring hormone, gastrin receptors, the Epithelial Cell Adhesion Molecule (EpCAM) and the Lewis Y carbohydrate antigen in the production and proliferation of cancer cells. We operate in one business segment: cancer immunotherapies. On March 24, 2005, we acquired all of the outstanding equity securities of Igeneon GmbH (formerly Igeneon AG). Upon consummation of the acquisition by us of Igeneon's equity securities, Igeneon became our wholly-owned subsidiary. Igeneon, headquartered in Vienna, Austria, is a clinical stage biopharmaceutical company.

We focus our research and development on novel therapeutics for the treatment of various cancers in which gastrin and gastrin receptors play a key role. Through Igeneon, our research and development is focused on active and passive cancer immunotherapies (cancer vaccines and monoclonal antibodies) designed to prevent or delay the development of metastases in cancers of epithelial origin. These product-candidates are designed to target disseminated tumor cells, thereby having the potential to prevent metastasis and the spread of cancer.

Product-Candidates

IGN101

One of our lead product-candidates, which we acquired through our acquisition of Igeneon, is IGN101, a cancer vaccine designed to induce an immune response against EpCAM-positive tumor cells. EpCAM (Epithelial Cell Adhesion Molecule) is a cell surface glycoprotein that is over-expressed on virtually all epithelial cancers but is also present on normal epithelial cells. EpCAM mediates homophilic adhesion of epithelial cells and might also be involved in the mediation of cellular growth/development signals.

IGN101 consists of the murine monoclonal antibody (mAb) 17-1A (edrecolomab) as the vaccine antigen in an immunogenic formulation. The murine nature of mAb 17-1A is designed to provoke a strong immune response in humans. mAb 17-1A is adsorbed onto aluminum hydroxide and filled into ready-to-use syringes without use of preservatives.

IGN311

Another product-candidate we acquired through Igeneon is IGN311, a cytolytic humanized monoclonal IgG1 antibody for passive cancer immunotherapy of cancers expressing the Lewis Y carbohydrate antigen. Lewis Y is expressed in up to 90% of all epithelial cancers, with limited expression on normal tissues.

IGN311 is based on the murine monoclonal anti-Lewis Y antibody ABL 364, which was originally developed at Sandoz/Novartis and licensed to Protein Design Labs, Inc. (PDL), a biopharmaceutical company located in Fremont, California. Through the humanization performed by PDL only a few regions of the murine antibody ABL 364 that are responsible for the binding properties to Lewis Y remained unchanged. All other parts were exchanged with human immunoglobulin structures, leading to IGN311.

The fine specificity of IGN311 has been compared with a number of other Lewis Y-specific antibodies and was found to show no cross-reactivity with blood-group related antigens such as Lewis X and H-type 2 structures which lead to agglutination of red blood cells as observed with other Lewis Y-targeting antibodies.

IGN311 targets the same Lewis Y glycostructure that is aberrantly expressed on cancer cells, and mediates the destruction of Lewis Y-positive tumor cells by complement activation and by the activation of cytotoxic effector cells. In addition, IGN311 has been shown to inhibit signal transduction in vitro, comparable to Her2/neu specific antibodies, such as Herceptin®, and EGFR-specific antibodies, such as Erbitux®. Lewis Y is also expressed on glycoproteins of cancer cells, like EGFR or Her2/neu, thus it is designed to target those glycoproteins via their Lewis Y glycostructure.

Insegia™

Insegia is an active immunotherapy designed to target and inhibit the activity of the gastrin hormone. Insegia works by harnessing the body’s own immune system to generate high levels of antibodies to gastrin 17 (G17) and the precursor, gly-gastrin 17 (gly-G17). The intent is to neutralize the ability of the gastrin hormone to further effect the growth and proliferation of particular cancers. Insegia consists of a synthetic gastrin-like peptide, which is linked to Diphtheria Toxoid (DT). DT contains the structures (epitopes) that generate an immune response in the patient. When patients are injected with Insegia it typically causes them to create antibodies that bind to both G17 and gly-gastrin 17 and remove them from circulation before they can bind to the cancer cells and initiate the signals that cause cancer cell growth and metastasis.

Insegia is placed in a slow-release suspension, or delivery vehicle. This combination is designed to achieve four objectives: 1) a high antibody response; 2) a durable antibody response; 3) limited systemic toxicity; and 4) long-term stability, or shelf-life. In our clinical trials, Insegia is administered by injection, with booster shots at approximately three to six-month intervals.

Preclinical

One of our preclinical research and development programs focuses on a second generation of gastrin immuno-therapeutics including monoclonal antibodies directed against the same gastrin species as Insegia. We believe that passive gastrin immunotherapy will complement Insegia in a number of ways by (i) providing a means of treating Insegia non-responders, (ii) allowing sustained temporal serum levels of gastrin antibodies in patients with adverse reactions to Insegia preventing further immunizations and (iii) boosting titers in weak Insegia responders. This program is being developed under our collaboration with Xoma and we believe that lead candidates should enter the development phase during 2006.

Another research program that is in preclinical stage involves the development of a next-generation glycoengineered version of IGN311 with enhanced effector functions, IGN312, which will target the Lewis-Y carbohydrate antigen.  We are currently in the preclinical stage of selecting the lead antibody substance for IGN312.  We have tested several technologies to produce IGN312 and have determined that BioWa's POTELLIGENT™ technology  is, in our estimation, the most suitable technology for the development of IGN312 and should provide us with the greatest opportunity to advance this program.

A third research program, which is currently in the preclinical development phase, involves a radioactive gastrin peptide that is able to target radioactivity to gastrin receptor positive tumors such as gastrointestinal, small cell lung and medullary thyroid. We believe that such an approach may allow imaging of Insegia-responsive tumors and could ultimately be used as a therapy in its own right.

Due to our present financial situation, we are currently limited as to the amount of capital and human resources we can commit to our preclinical programs.

Research and Clinical Development

We have research facilities and clinical development staff in the United Kingdom and Austria.

IGN101

IGN101 is currently in a Phase II/III randomized double-blind clinical trial in non-small cell lung cancer (NSCLC) patients. We reached target accrual of 762 patients in this study, three months ahead of schedule. We expect to have final data available from this study in 2007. Phase I and Phase II studies with IGN101 have shown an excellent safety and tolerability profile in more than 600 patients. IGN101 has shown strong immunogenicity after or in combination with chemotherapy as well as efficacy against circulating tumor cells in peripheral blood.

IGN101 could also be developed in colorectal carcinoma. A survival benefit in colorectal cancer stage IV patients and a statistically significant increase in median overall survival in patients with rectum carcinoma stage IV from 8.8 months (placebo group) to 16.4 months (IGN101-treated patients) was observed in a double-blind, placebo-controlled Phase II trial.

IGN311

We recently completed an open-label dose escalating Phase I trial with IGN311 and on July 12, 2005, we announced the positive results from this study. In the Phase I trial, IGN311 demonstrated favorable safety and tolerability, and advantageous pharmacokinetics with a serum half-life of more than 20 days. Data from the trial also indicate efficacy of IGN311 against Lewis Y-positive tumor cells circulating in peripheral blood. As a result of this positive data, we have moved forward with a Phase Ib clinical trial with IGN311 and on July 21, 2005, we announced that initiation of the open-label Phase Ib began with the enrollment of our first patient.

We license a number of the patents which comprise the IGN311 technology from PDL. Our license from PDL requires us to make certain milestone payments and pay royalties to PDL upon successful development and/or commercialization of IGN311, including, in certain instances, in connection with strategic collaborations for IGN311.

Insegia

We have conducted various clinical trials testing Insegia in the treatment of various gastrointestinal cancers and non-cancer diseases. Based on our current financial condition we are not in the financial position to fund additional clinical trials to support the efficacy of Insegia. As a result, we are currently seeking a strategic partner to finance additional clinical trials for Insegia; however, we have not yet been successful.

Pancreatic Cancer Clinical Trials

We have completed two clinical trials in patients with advanced pancreatic cancer. On October 30, 2003, we announced positive results from our Phase III randomized, double-blinded, placebo-controlled clinical trial of Insegia as a monotherapy in patients with pancreatic cancer. In June 2004, we presented data from this trial at the Annual American Society of Clinical Oncology (ASCO). The Phase III trial enrolled a total of 154 treatment-naive patients with advanced pancreatic cancer from 22 sites in Europe. Patients were randomly assigned to one of two arms—one arm received Insegia alone, the other arm received placebo. Results from this clinical trial indicate that Insegia as a monotherapy prolongs the expected survival of patients with pancreatic cancer. Specifically, treatment with Insegia in patients who had documented pancreatic cancer resulted in a median survival of 150 days, compared with 83 days for patients treated with placebo (p=0.030, log rank). Importantly, patients who generated anti-G17 antibodies (G17 responders) lived significantly longer than patients who did not generate anti-G17 antibodies (G17 non-responders) or patients who received placebo. Analysis of the results showed that G17 responders had a median survival of 176 days compared to 63 days for G17 non-responders and to 83 days for the placebo group.

Additionally, results from this clinical trial indicate that treatment with Insegia is safe and well tolerated. We believe the results from this trial demonstrate that Insegia could potentially provide a safe and effective alternative for the significant number of patients worldwide that have pancreatic cancer and who either cannot tolerate or refuse to take chemotherapy.

On February 15, 2005, we announced the preliminary results from our second Phase III clinical trial for advanced pancreatic cancer patients. In May 2005, we presented data from this trial at ASCO. The trial was a randomized double-blinded, clinical trial in the United States (U.S.) and foreign countries. Patients were randomly assigned to one of two arms - one arm received Insegia in combination with the chemotherapeutic gemcitabine, the other arm received gemcitabine plus placebo. Gemcitabine is the standard of care for patients with metastatic pancreatic cancer. The trial enrolled 383 patients with a primary endpoint of a statistically significant increase in overall survival. Although Insegia did not meet its primary efficacy endpoint of improving overall survival in patients with pancreatic cancer who were treated with the combination, approximately 70% of the patients who received Insegia achieved an antibody response to the hormone gastrin. Those patients demonstrated prolonged survival over patients treated in the control arm with chemotherapy alone, as well as the approximately 30% of patients who did not achieve an antibody response to gastrin.

The adverse event profile in this study showed no significant differences between study arms and was similar to the observed events in previous clinical trials.

Gastric Cancer Clinical Trial

We have conducted one Phase II single-arm clinical trial with Insegia in combination with the chemotherapeutics cisplatin and 5-FU in patients with advanced gastric cancer. On February 5, 2004, we announced positive results from this clinical trial. The clinical trial enrolled a total of 103 chemotherapy-naive patients with advanced gastric cancer from 42 sites in the U.S. and Europe. Patients received Insegia in combination with cisplatin and 5-FU. The median survival for all patients treated with the drug combination was approximately nine months. Specifically, G17 responders had a median survival of 10.8 months compared with 6.2 months for the G17 non-responders. Additionally, data from this clinical trial indicates that Insegia is safe and well tolerated. We believe the results from this trial demonstrate that Insegia could provide a safe and effective addition to the standard of care, cisplatin and 5-FU, for patients with gastric cancer.

Other Clinical Trials

On June 7, 2004, we announced that we had concluded a Phase II clinical trial with Insegia in combination with the chemotherapeutic irinotecan in patients with irinotecan-refractory colorectal cancer. The study enrolled 161 patients with metastatic colorectal adenocarcinoma not responding to irinotecan-based chemotherapy. Results indicated that the combination of Insegia with irinotecan resulted in a survival benefit of 62% for anti-G17 antibody responders and an overall anti-G17 immune response rate of 62%. Toxicity of combination therapy was consistent with irinotecan with the exception of injection site reactions attributed to Insegia.

On November 7, 2005, we entered into a termination agreement with sanofi pasteur (formerly Connaught Laboratories Limited), terminating the parties’ strategic alliance relating to the development, manufacture and commercialization of Insegia. In accordance with the terms of the termination agreement, all of the rights to Insegia granted to sanofi pasteur revert back to us. Accordingly, we are currently devoting significant effort to seeking partners that have the financial resources to support additional clinical studies and/or other research and development activities that may be necessary to support regulatory approval of Insegia for patients with gastrin-sensitive cancers. We believe that the activity demonstrated by Insegia in patients with gastrin-sensitive cancers should enhance our ability to find an appropriate partner to assist in developing Insegia. In addition, we believe that because we have the ability to license Insegia on a worldwide basis, as a result of the termination of our relationship with sanofi pasteur, our ability to find a partner financially capable of and committed to further developing Insegia is significantly enhanced. We have begun the process of filing a conditional approval application for Insegia as a monotherapy in pancreatic cancer for patients who are unsuitable for chemotherapy. Because of this, we have begun the process of attempting to find a country sponsor or sponsors to support our efforts in submitting the conditional approval application to the European Agency for the Evaluation of Medical Products (EMEA).

Our Business Strategy

The principal elements of our strategy are to:

Develop and successfully commercialize IGN101 and IGN311.

IGN101 is currently in a Phase II/III clinical trial with 762 patients for NSCLC. We are seeking to develop and commercialize IGN101 in North America and Europe as a treatment for NSCLC, in the event the Phase II/III clinical trial of IGN101 as a monotherapy in non-small cell cancer patients is positive. We believe that clinical trial data suggest IGN101 may be an effective and safe treatment. Accordingly, we anticipate continuing to focus our efforts in part on the further development of IGN101. In addition, based on the results of the Phase II/III clinical trial, we hope to license IGN101 to treat human cancers in markets worldwide outside of North America and Europe, especially in Asia, with a focus there on NSCLC therapy in return for royalties, up-front fees and milestone payments.

We also intend to continue to devote resources to the development of IGN311. As part of the further development of IGN311, on July 25, 2005, we announced that we had entered into a licensing and commercialization agreement and a process development and manufacturing agreement with Celltrion, Inc. for IGN311, the terms of which were subject to the parties finalizing a supply agreement and quality agreement. On November 7, 2005, the supply agreement and quality agreement were finalized and the strategic relationship between us and Celltrion was consummated.

On February 7, 2006, we announced that we had entered into a letter of intent with Celltrion to expand our collaboration into Europe and to include commercialization rights for the next-generation antibody, IGN312, in the collaboration. The definitive agreement was subject to numerous conditions, including preparing final documentation, receiving approval from the entity that owns the IGN311 patents and approval of both companies' board of directors. Based on our current financial situation, we have delayed attempting to finalize the expansion of the collaboration until we can secure sufficient financing to maintain our operations into 2007.

Seek partners to further develop Insegia.

We believe that the activity demonstrated by Insegia in patients with gastrin-sensitive cancers presents a significant opportunity for us to license Insegia to a partner financially capable of and committed to further developing Insegia. As a result of terminating our collaboration with sanofi pasteur, we believe this licensing opportunity has been enhanced. Accordingly, we will continue to devote significant effort in seeking potential partners and pursuing all viable opportunities presented to us.

Cancer Overview

Lung Cancer

Lung cancer is the leading cause of cancer death among Americans, for both males and females. According to the National Cancer Institute (SEER) and American Cancer Society (ACS) statistics, an estimated 174,410 Americans will be diagnosed with lung and bronchial cancer, and 162,460 Americans will die of the disease in 2006. Globocan 2002, the latest worldwide cancer database, has reported that the prevalence of lung cancers alone in Europe (the European Union and western Europe), Japan and North America will be in excess of 700,00 (716,045), and these numbers are anticipated to continue rising as the populations in these countries continue to smoke. Prognosis for lung cancers remain dismal as the disease is generally diagnosed late and typically presents a poor survival picture, with only 20% of people surviving one year after diagnosis.

Colorectal Cancer

Colorectal cancer is the second leading cause of cancer-related deaths in the U.S.  The ACS estimates that during 2006 some 148,610 new cases of CRC will be diagnosed and 55,170 Americans will die of this malignant disease. Globocan 2002 estimates that in the leading developed countries (the European Union, western Europe, Japan and North America) there will be more than half a million new cases (555,221), and, because some 50% of people diagnosed with this disease survive five years, the treatable population (e.g., five-year prevalence) will be more than 1,700,000 in these countries (1,739,737). The combination of advances in screening technology that make colorectal cancer more readily detectable, along with the health problems associated with the expansion of Western diets into other cultures, the prevalence of colorectal cancers is expected to continue to rise to even greater numbers in coming years.

Gastrointestinal Cancer Market Overview

Pancreatic Cancer

The ACS estimates there will be approximately 33,730 new cases of pancreatic cancer in the U.S. in 2006, and that approximately 32,300 patients in the U.S. will die from pancreatic cancer. In addition, it is estimated by Globocan 2002 that approximately 87,000 new cases of pancreatic cancer will be diagnosed in 2006 in the seven major markets, comprised of the U.S., Japan, France, Germany, Italy, Spain and the United Kingdom. The prognosis for most of these patients is very poor. At the time of diagnosis, the great majority of patients have the disease in its advanced stages, which is considered incurable, and the patients have a very short survival time. Surgery, when possible, and chemotherapy are the primary treatment options currently available, but have shown only very limited benefit. In fact, the ACS estimates that there is an almost equal number of deaths from pancreatic cancer as there are new cases, which makes this disease the fourth largest cause of cancer mortality in the U.S.

Gastric Cancer

According to the ACS, there will be approximately 36,830 new cases of gastric and esophageal cancer, with approximately 25,200 deaths in the U.S. projected from these cancers in 2006. Furthermore, according to Globocan 2002, there are an estimated 620,000 patients with gastric cancer in the U.S., Europe and Japan alone. The prognosis for the overwhelming majority of these patients is very poor. Patients diagnosed with metastatic disease have five-year survival rates of only about 3%. Currently, surgery and chemotherapy are the primary treatment options, but these regimens have shown only very limited benefit.

Basis of Approach

Our primary approach for the treatment of cancers of epithelial origin is to reduce epithelial tumor-cell load in patients to prevent or treat metastasis formation. We have selected EpCAM-positive tumor cells as targets for IGN101, and tumor cells overexpressing the Lewis Y glycostructure as a target for IGN311 immunotherapy. Both EpCAM and Lewis Y are overexpressed in the majority of epithelial cancers. Through the immunotherapy against those targets specific immune reactions involving the binding of antibodies to the tumor cells, specific growth inhibition and cytolysis, the tumor cell-load and metastasis formation might be reduced, thus resulting in a prolonged survival of the patients. Other immunotherapies of epithelial cancers have proven to be efficacious in prolonging survival time of patients, such as Herceptin for treating breast cancer patients expressing the target Her2/neu, or Erbitux targeting EGF receptor of colorectal tumors.

Targeting Cancers of Epithelial Origin

Scientific Basis for Targeting EpCAM-positive Tumor Cells

In the past twenty-five years the suitability of EpCAM as a target for immunological approaches in the treatment of cancer has been intensively studied. EpCAM, a 40 kDA membrane glycoprotein, has been described by various names as a tumor-associated antigen originating from the name of the respective monoclonal antibody that was raised against the molecule (e.g., 17-1A, KSA, GA73-3, AUA1).

It has been shown that in humans, EpCAM is overexpressed on the surface of almost all cancer cells of epithelial origin, as well as on small cell lung cancer. EpCAM is also expressed in some normal epithelial tissues, especially on cell membranes of simple, pseudo-stratified and transitional epithelia and thus represents a pan-carcinoma/pan-epithelial marker. Mesenchymal tissue does not express EpCAM. However, in normal epithelia, EpCAM may not be accessible to antibodies such as mAb17-1A because of basolateral distribution of the antigen.

Most cancer immunotherapies aim to exploit natural defense mechanisms to combat cancer. These strategies can be divided into passive and active immunotherapies. Passive cancer immunotherapies are based on administration to cancer patients of immune reagents (e.g., antibodies or cells) with the ability to mediate anti-tumor responses.

In contrast, active-specific cancer immunotherapy aims to induce a therapeutically useful, specific immune response in the patient via an appropriate cancer vaccine. Induction of a specific immune response against cancer is based on the existence of tumor-associated antigens. These tumor antigens are rarely tumor-specific, but occur in lower concentration on normal tissues at least during certain stages of cell development and differentiation, e.g., fetal growth. They are overexpressed on tumor cells and/or distributed in an unusual manner within the tumor cell. As part of "self," they are poorly recognized by the immune system. Unlike prophylactic vaccines for protection against diseases caused by immunogenic infectious microorganisms, therapeutic vaccination against cancer requires activation of immune responses against tumor-associated antigens to which the body is already exposed for some time. In these cases, it is necessary to break the immunologic tolerance.

The rationale for Igeneon's use of mAb17-1A as an immunogenic vaccine antigen to provide IGN101 for active immunotherapy has initially been driven by certain reports in the literature and certain studies using the same molecule (mAb17-1A) in passive cancer therapies indicating that clinical efficacy might correlate with an immune response induced by mAb17-1A.

Igeneon is currently engaged in an extended Phase II/III program in Europe and North Africa to evaluate the efficacy of this novel approach. Initial data from a randomized, double-blind, placebo-controlled Phase II proof-of-concept study have supported the hypothesis that repeated vaccinations with IGN101 are able to prolong overall survival in stage IV colorectal cancer patients. The immune response induced by vaccination with IGN101 is considered to be the cause for the observed prolongation of survival.

Scientific Basis for Targeting the Lewis Y Carbohydrate Antigen

The Lewis Y carbohydrate antigen as defined by antibodies with specificity of the monoclonal antibody BR55-2 (alias ABL 364), is expressed on the majority of human cancers of epithelial origin. The Lewis Y determinant [Fuc(a1-2)Gal(b1-4)Fuc(a1-3)]GlcNAc is a neolacto-structure (type 2), which is closely related to the lacto-series (type 1) of blood groups (Lewis a and Lewis b). Expression on normal tissue is limited. Blood group antigen-related glycoepitopes are expressed on the cell surface at defined stages of cell differentiation during embryogenesis and may play a role in key structural determinants of cell-cell recognition, association and aggregation. For effective tumor targeting, anti-Lewis Y antibodies should not cross-react with type 1 structures and, ideally, should not bind other type 2 epitopes like Lewis X and H-type 2 structures. BR55-2, i.e., ABL364, the murine version of IGN311, has been shown to be highly specific for Lewis Y, not crossreacting with other glycostructures. Cancers expressing Lewis Y in up to 90% of reported incidences include: adenocarcinoma of the lung, breast, colorectal, gastric, pancreatic, prostate and ovarian cancers.

There is sufficient evidence to suggest that Lewis antigens are tumor-associated molecules. Research has shown that the expression of Lewis Y on lung cancer is correlated with early relapse and bad prognosis and the Lewis Y antigen has the highest positive density in lung adenocarcinoma tissues on immunohistochemical staining. Although the functional role of Lewis Y antigen is not fully understood, Inufusa described inhibition of procoagulant activity and metastasis of human lung adenocarcinoma cell line (HAL8) by mAb FS01 recognizing Lewis Y-glycolipid, suggesting an important role of Lewis Y-glycolipid in the mechanism of cancer metastasis via the procoagulant activity of cancer cell-derived coagulating activity 1 (CCA-1) (Inufusa et al., International Journal of Oncology 19: 941-946, 2001) . The Lewis Y carbohydrate antigen has been recognized as a potential target for anti-cancer immunotherapy by several groups.

The murine predecessor monoclonal antibody to IGN311─ABL 364─was derived from mice immunized with MCF7 breast adenocarcinoma cells. The hybridoma obtained secretes mouse IgC3 with specificity for Lewis Y hexasaccharide antigen.

ABL 364 has been tested clinically in approximately 80 cancer patients and the positive results of these trials are well documented. There are, however, several drawbacks in using murine antibodies for therapeutic purposes in humans. First, such antibodies usually induce an undesired human anti-mouse antibody (HAMA) response, that can render them ineffective for repeat therapy. Second, the half-life of murine antibodies in the circulatory system is relatively short (one to two days) compared to that of human immunoglobulins (two to three weeks). Third, the Fc portion of murine antibodies may not elicit CDC or ADCC as effectively as the Fc portion of a human antibody.

To reduce the impact of these issues, humanized antibodies have been constructed by combining only the smallest required part of a mouse antibody, the complementarity-determining regions (CDRs), with human variable region frameworks and constant regions.

IGN311 has been genetically engineered by grafting of CDR of the parent murine antibody ABL 364 into human IgG1 framework and constant regions. IGN311 is stably expressed by murine SP2/0 cells and secreted as a tetrameric molecule consisting of two identical copies of two peptide chains (heavy and light chain), each linked by intermolecular disulfide bonds; isotype IgG1.

Anti-Gastrin Therapy

Our primary approach for the treatment of major diseases such as gastrointestinal and pancreatic cancers has been to employ (anti) "hormone therapy." Our hormone therapy involves neutralizing, or blocking, targeted hormones which play a critical role in diseases of the gastrointestinal and reproduction systems. We have selected the strategy of hormone therapy because hormone therapy has proved over decades to be efficacious in the treatment of major diseases, both malignant and non-malignant. Well-documented examples of the efficacy of hormone therapy in humans are blocking histamine (Zantac, Tagamet), to reduce stomach acid. These hormone therapies treat gastroesophageal reflux disease (GERD), ulcerations of the esophagus and peptic ulcers. Additional examples of hormone therapy include blocking estrogen (Tamoxifen) for breast cancer therapy and blocking the production of testosterone (Lupron, Zoladex) for prostate cancer therapy.

Scientific Basis for Anti-Gastrin Therapy

Our primary approach for the treatment of gastrointestinal cancers is to eliminate or significantly reduce levels of gastrin. In the normal physiological state, the gastrin family of hormones regulates the secretion of acid in the stomach, which aids in digestion. However, it is well documented in scientific literature that G17 is also a central growth factor, or initiating signal, for cell growth, cell proliferation and metastasis, or spread, in pancreatic, gastric, colorectal, esophageal and other gastrointestinal cancers. The signaling cascade is triggered by gastrin binding to the large numbers of gastrin receptors which appear, de novo, in the great majority of cases, on tumor cell surfaces of gastrointestinal cancers.

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

Based on our studies, we believe that both G17 and the precursor gly-G17 are able to induce specific growth responses that lead to the branching and tubular networks characteristic of angiogenesis in a human endothelial cell system (cells responsible for the development of new blood vasculature) and has been recently published in Cancer Research (2006). These studies, for which we and our collaborators were given The Blue Ribbon Award by the 2000 American Gastroenterological Association (AGA) Meeting, showed that the angiogenic stimulus in this cell system was equal in magnitude to that caused by VEGF (vascular endothelial growth factor), which has received much attention in the scientific and drug development literature. Furthermore, the studies showed that neutralization of G17 and gly-G17 by Insegia caused a strong and significant reversal of (angiogenic) effects confirming their specificity of action. The studies also demonstrated in these angiogenic cells, at both the molecular and protein level, that gastrin receptor was expressed. It was concluded that these studies presented evidence for an angiogenic role for gastrin, in addition to its widely acknowledged role as a growth factor for gastrointestinal-cancer cells and its spread.

Strategic Alliances

To enhance our internal research and development efforts, we have established several research and development collaborations.

BioWa

On February 14, 2006, we announced that we had entered into a Research and Commercial License Agreement with BioWa, Inc., a biopharmaceutical company, located in Princeton, New Jersey. Under the terms of the agreement, BioWa granted a non-exclusive license to Igeneon to use BioWa's POTELLIGENT(TM) technology for the development of IGN312, a humanized monoclonal Lewis Y-specific antibody. In exchange, Igeneon will make milestone payments and pay royalties to BioWa. Through Igeneon, we plan to develop IGN312 as a next-generation antibody based on IGN311, which is currently in a Phase Ib clinical trial in patients with Lewis Y-positive cancers.

The agreement may be terminated by Igeneon upon thirty (30) days' prior written notice to BioWa if Igeneon elects not to enter additional licenses or terminates certain licenses, upon an uncured material breach by a party, or the bankruptcy or insolvency of a party. Unless earlier terminated, the agreement will terminate on a country by country basis upon the later of (i) expiration of the last valid patent in a country for a product using the licensed technology and (ii) the tenth anniversary of the first commercial sale in a country of a product using the licensed technology.

Celltrion

On July 25, 2005, we announced that we had entered into a licensing and commercialization agreement and a process development and manufacturing agreement with Celltrion, Inc., for IGN311, the terms of which were subject to the parties finalizing a supply agreement and quality agreement. On November 7, 2005, the supply agreement and quality agreement were finalized and the strategic relationship between us and Celltrion was consummated. Under the terms of our strategic collaboration with Celltrion we granted to Celltrion an exclusive license to commercialize IGN311 in certain Asian countries, including Japan, in exchange for milestone payments and royalties from Celltrion. In addition, under the terms of our strategic collaboration, Celltrion will provide development and manufacturing services related to the optimization and upscaling of IGN311 as well as material for further clinical development.

The agreements may be terminated by either party upon an uncured material breach of the other party or bankruptcy or insolvency of the other party. Unless earlier terminated, the original agreements will remain in effect on a country-by-country basis until the later of (i) the expiration date of the last-expiring patent in a country relating to a product including IGN311 and (ii) 12.5 years after the first commercial sale in a country of a product including IGN311.

On February 7, 2006, we announced that we had entered into a letter of intent with Celltrion to expand our collaboration into Europe and to include commercialization rights for the next-generation antibody, IGN312, in the collaboration. The definitive agreement was subject to numerous conditions, including preparing final documentation, receiving approval from the entity that owns the IGN311 patents and approval of both companies' board of directors. Based on our current financial situation, we have delayed attempting to finalize the expansion of the collaboration until we can secure sufficient financing to maintain our operations into 2007.

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

In addition, under the terms of the agreement, Daiichi will have exclusive worldwide manufacturing and supply rights and will commercialize the kits by itself or with specialized distributors in Asia. We will have the rights to commercialize the kits by ourselves or with specialized distributors, outside of Asia. To approve, direct and facilitate the collaborative commercialization, the parties established a Joint Steering Committee, which will, among other things, coordinate the development and implementation of a plan for collaborative commercialization, plan and coordinate collaborative efforts between the parties, and monitor compliance with the agreement.

In the event we and Daiichi develop and manufacture diagnostic kits for commercialization, we will enter into a supply agreement, which will contain the terms by which Daiichi will supply the diagnostic kits to us. The prices we pay for the kits will be determined by the Joint Steering Committee and will be set forth in the applicable supply agreement. In addition, Daiichi will be required to pay a royalty of net sales for kits it sells in Asia.

The agreement may be terminated by mutual agreement or by either party upon thirty (30) days' prior written notice, upon an uncured material breach or upon the bankruptcy or insolvency of the other party. Unless earlier terminated, the agreement shall remain in effect until (i) we and Daiichi decide that we will not enter into a supply agreement or (ii) a date set by the Joint Steering Committee.

Xoma

In September 2004, we entered into a worldwide Collaboration Agreement with Xoma (US) LLC for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. Xoma, which is one of the leaders in the field of monoclonal antibodies, possesses a multi-technology platform and fully-integrated product development infrastructure for therapeutic antibody generation, optimization, production and development. We and Xoma will collaborate on the joint development of all products contemplated under the agreement and are to share all development expenses and all commercialization profits and losses for all product-candidates on a 70/30 basis, respectively. Xoma will have worldwide manufacturing rights for these products and the ability to share up to 30% in the commercialization efforts in the U.S. in accordance with the terms of the agreement. We will share commercialization rights in the U.S. and will have exclusive rights to commercialize all products outside the U.S. Under certain circumstances, we have the right to license or sublicense products to any party in a particular country or jurisdiction, in which case Xoma or such other third party would receive a royalty based on net sales of such product.

The agreement may be terminated by either party upon six (6) months' prior written notice, upon an uncured material breach by the other party, upon bankruptcy or insolvency of the other party or if the other party opts not to pursue the development of any drug candidate contemplated under the agreement.

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

Supply and Manufacturing

We rely on third parties to supply us with the various components of our product-candidates and to manufacture our product-candidates for our preclinical and clinical trials. Study medication for Igeneon’s IGN101 clinical program was manufactured under current Good Manufacturing Practice (cGMP) at the Statens Serum Institute, Copenhagen, Denmark. The manufacturing development of IGN101 is not expected to face any significant challenges with regards to scale-up of the process for the market supply, because small quantities of the vaccine antigen (mAb 17-1A) will be required to fulfill market needs. IGN311 has been produced in hollow fiber bioreactors by BioInvent (Sweden) for Phase I and Phase Ib clinical trials. Upscaling to a final production process in stirred tank reactors is covered by a process development and manufacturing agreement with Celltrion, Inc. (South Korea). Clinical Phase II and Phase III material will be supplied by Celltrion to Igeneon to further support the development of IGN311. Currently, we contract with various suppliers for (i) the synthetic gastrin-like peptide and (ii) the components of our emulsion delivery vehicle for Insegia. In addition, as part of our termination agreement with sanofi pasteur, sanofi will make reasonable commercial efforts to sell us reasonable quantities of DT, a key ingredient of Insegia, through 2009. We then contract with a third party to manufacture the final Insegia product, a sterile, injectable dosage of Insegia.

We believe we have good relationships with our suppliers and manufacturer and that our current arrangements with them are suitable for our operations. Additionally, we believe that if any of the suppliers were to cease supplying us with any of the components of our product-candidates, we would be able to find alternative sources for such components and manufacturing.

Intellectual Property

We have devoted significant resources to protecting and expanding our intellectual property portfolio. We seek to protect our core technologies through a combination of patents, trade secrets, and know-how. As of April 17, 2006, we held 18 issued patents in the U.S., 6 regional patents, and 138 granted patents in foreign countries, and have pending patent applications and patent applications in preparation. We protect our technology through numerous U.S. and foreign patent filings, trademarks and trade secrets that we own or license.

We intend to continue using our scientific expertise to pursue and patent new developments with respect to uses, compositions and factors to enhance our position in the field of gastrointestinal, pancreatic, NSCLC, breast and colorectal cancers. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patent that we own or license from third parties may not provide adequate protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties may not result in issued patents. Also, patents may not provide us with adequate proprietary protection or advantages against competitors with similar or competing technologies. As a result of potential conflicts with the proprietary rights of others, we may in the future have to prove we are not infringing the patent rights of others or be required to obtain a license to the patent. We do not know whether such a license would be available on commercially reasonable terms, or at all.

In addition to patents, we rely on trade secrets and know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements. These agreements provide that all confidential information developed by us and made known to the individual during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties, except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from companies that are to receive our confidential data. In the case of employees, consultants and contractors, confidentiality agreements with them generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as our exclusive property. However, it is possible that these parties may breach those agreements, and we may not have adequate remedies for any breach or such agreements may be deemed unenforceable. It is also possible that our trade secrets or unpatentable know-how will otherwise become known or be independently developed by competitors.

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

IGN101

Immunotherapies Targeting EpCAM

There is only one clinical product-candidate targeting EpCAM-positive tumor cells by passive immunotherapy other than IGN101. MT201 of Micromet/Serono is a human monoclonal antibody in Phase II studies to treat prostate and breast cancer patients. Passive immunotherapy is distinguished from active immunization and may even be applied in combination with IGN101. It is our belief that other EpCAM-targeting immunotherapies including bispecific or trispecific approaches are at an early preclinical stage of development.

IGN311

Immunotherapies Targeting Lewis Y

The Ludwig Cancer Institute’s (LICR) Hu3S193 humanized monoclonal antibody is targeting Lewis Y and is currently in Phase I of clinical development as a naked antibody. The radiolabeled 90Y-hu3S193 antibody recently commenced Phase I clinical development, and the Hu3S193 antibody-toxin conjugate preclinical development has been initiated by LICR in cooperation with Wyeth-Ayerst.

Other Lewis Y antibodies, developed by Seattle Genetics and the National Cancer Institute, are either immunotoxins or immunoconjugates, which are administered in low doses and have a mechanism of action different to naked antibodies.

Insegia

Gemcitabine, manufactured by Eli Lily, is the only currently available treatment for pancreatic cancer approved by the U.S. Food and Drug Administration (FDA). Insegia is intended to be used as a non-toxic monotherapy or as a combination therapy. We believe that Pfizer, AstraZeneca, sanofi pasteur and other pharmaceutical and biotechnology companies are also developing gastric and pancreatic cancer therapy.

There is currently no FDA-approved drug available for gastric cancer or gastro-esophageal cancer in the U.S. FDA-approved chemotherapies used to treat cancer in other indications, as well as experimental cancer drugs in clinical trials, are currently being tried on patients with advanced gastric cancer or gastro-esophageal cancer. Roche Laboratories and Bristol-Myers Squibb, among others, are our competitors in this market.

The competitors discussed above may succeed in developing and marketing cancer vaccines and monoclonal antibodies that are more effective than or marketed before our product-candidates. Other products such as chemotherapeutics, other monoclonal antibodies, small molecules angiogenesis inhibitors and gene therapies are also under development and could potentially compete with the products we may develop.

Many companies, including major pharmaceutical companies, are also developing therapies that may compete with our other potential products in the fields of gastrointestinal, pancreatic, NSCLC, breast and colorectal cancers. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. Others have partnered with large established companies to obtain access to these resources. Smaller companies may also prove to be significant competitors, particularly through the establishment of collaborative arrangements with large, established companies.

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

Employees

As of December 31, 2005, we had approximately 66 full-time employees and 3 part-time employees, of which 16 full-time employees and 2 part-time employees were located in the U.S. Our non-Igeneon employees are not represented by a collective bargaining agreement. Igeneon has assumed the terms of the Collective Bargaining Agreement for White Collar Employees in the Chemical Industry in Austria. The Collective Bargaining Agreement is applicable to all employees of Igeneon with the exception of the managing directors. In addition, the Collective Bargaining Agreement applies Austrian statutory law and contains provisions on issues such as working hours, annual leave, wages, in particular minimum salary, and travel expenses. We consider our employee relations to be good.

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

The first stage of the FDA approval process for a new biologic or drug involves completion of preclinical studies and the submission of the results of these studies to the FDA. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. The FDA regulates preclinical studies under a series of regulations called the current "Good Laboratory Practices" regulations. If the sponsor violates these regulations, in some cases, the FDA may invalidate the studies and require that the sponsor replicate those studies. The results of the preclinical studies together with proposed clinical protocols, manufacturing information, analytical data and other information in an investigational new drug application, or IND, must become effective before human clinical trials may commence.

After the IND becomes effective, a sponsor may commence human clinical trials. However, prior to commencement of each clinical trial, the sponsor must submit to the FDA a "protocol," after having obtained the approval of the institution participating in the trials. The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap. In Phase I, clinical trials are typically conducted with a small number of healthy subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. In the case of products for life-threatening diseases, such as our product-candidates, the initial human, or Phase I, testing is generally done in target disease-afflicted patients rather than in healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide results traditionally obtained in Phase II trials. These trials are frequently referred to as "Phase I/IIA" trials. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

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

Epithelial Cell Adhesion Molecule (EpCAM): a 40Kda membrane glycoprotein that is frequently overexpressed on cancer cells of epithelial origin.

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

Lewis Y Carbohydrate Antigen: a blood group related carbohydrate determinant that has been found to be expressed in up to 90% of human epithelial carcinomas.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We currently have insufficient capital resources to fund our operations through the second quarter of 2006.

On December 31, 2005, we had approximately $4.6 million in cash, cash equivalents and short-term investments. Based on our burn rate for cash used in operations during the first quarter of 2006 and our expected burn rate for the second quarter of 2006, this amount of cash and current investments is insufficient to fund our operations through the second quarter of 2006. However, we have entered into negotiations with a lead investor to potentially provide significant financing to the Company. However, there can be no guarantee that we will consummate the financing transaction on terms beneficial to us, or at all. In the event we are unable to consummate the financing within a short period of time, we will need to explore other strategic alternatives, including but not limited to, filing for bankruptcy protection.

There is no guarantee that we will realize sufficient value from the sale of any of our other assets in bankruptcy.

In the event we seek bankruptcy protection, there is no guarantee that we will realize sufficient value from the sale of any of our assets to pay our creditors. Aphton's three primary assets are Insegia, its other intellectual property and know-how and its equity interest in Igeneon. Although we have made significant efforts to license or sell Insegia, we have been unsuccessful to date. As a result, there is no guarantee that we will be able to sell Insegia for any substantial amount of consideration during bankruptcy proceedings.

A number of our programs are in early clinical or preclinical development. Accordingly, a potential acquirer of our assets in bankruptcy may assign very little or no value to these assets. In addition, the patents, know-how and other intellectual property of certain of our product-candidates have been in-licensed pursuant to license agreements and certain others are subject to collaboration agreements. Some of these agreements contain bankruptcy provisions whereby the non-bankrupt party is permitted to retain a non-exclusive right or an exclusive royalty-bearing license to all of the patents, know-how and other proprietary information to the product in the event the other party becomes subject to bankruptcy proceedings and/or attempts to reject the agreement in bankruptcy. Therefore, if we were to file for bankruptcy protection, any value associated with these assets may be significantly reduced.

If Aphton declares bankruptcy, Igeneon may also be required to declare bankruptcy. Therefore, if Igeneon is required to declare bankruptcy, Aphton's ability to derive any value from Aphton's equity interest in Igeneon would be negatively impacted.

Aphton may not recognize any value from its equity interest in Igeneon if Igeneon becomes subject to bankruptcy proceedings.

Igeneon does not have any products approved for sale, and therefore, it does not generate any revenue. As a result, and because Aphton is Igeneon's sole shareholder, Aphton is Igeneon's primary source of financing. In the event Aphton is unable to continue financing Igeneon's operations and/or funding its debt obligations and we are unable to find another source of funding for Igeneon's operations and/or debt obligations, Igeneon may become subject to bankruptcy proceedings. Similar to U.S. bankruptcy laws, Austrian bankruptcy laws require creditors to be paid up to the entire amount owed to them out of the available assets of an insolvent company prior to equity holders. Because companies do not typically recognize full value for their assets in bankruptcy and because Igeneon is currently subject to approximately $6.8 million in debt obligations, plus trade payables Aphton may not recognize any value from its equity interest in Igeneon in the event Igeneon becomes subject to bankruptcy proceedings. Furthermore, Igeneon licenses, rather than owns, many of the patents underlying its products, including those patents underlying IGN311 and IGN312. According to the terms of such licenses, if Igeneon files for bankruptcy those licenses may revert to the patent owners without any further consideration to Igeneon. Consequently the amount of assets that will be available to satisfy creditors may be less than those that Igeneon currently reflects on its balance sheet or uses in their operations.

We have a material weakness in our internal control over financial reporting which could have a material adverse effect on our business and a negative impact on our stock price.

In our preparation of the consolidated financial statements for the year ended December 31, 2005, management identified a material weakness in our internal control over financial reporting that existed as of December 31, 2005, which resulted in errors in our 2005 financial statements and required a restatement of our consolidated financial statements for the second and third quarters of 2005. A material weakness is a control deficiency, or combination of control deficiencies, which results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. See Managements’ Report on Internal Control over Financial Reporting in this Annual Report on Form 10-K for a description of the material weakness.

Although we are currently in the process of implementing remediation measures to correct the material weakness, we can provide no assurance that we will be successful in these efforts or that the remediation measures will result in our having adequate internal control over financial reporting in the future. In addition, we cannot assure you that we will not in the future identify further deficiencies or weaknesses in our internal control over financial reporting. If we are unable to adequately remediate our material weakness and maintain an effective system of internal control, our ability to timely and accurately report financial results may continue to be adversely affected, which could have a material adverse effect on our ability to operate our business. Any failure to file periodic reports on a timely basis could have many consequences, including an inability to raise sufficient funds in the capital markets, which is currently our primary source of financing our operations; lack of the timely disclosure to the market of our financial results; actions by the SEC against us for failure to comply with applicable Federal securities laws; and our inability to use certain short form registration statements. In addition, we may incur substantial costs in connection with these remediation measures and the implementation of such measures may distract management from its ordinary business functions.

We will need to hire and successfully integrate additional qualified personnel in our accounting, finance, and operations functions to handle the increased complexity of our business related to the acquisition of Igeneon. If we encounter difficulties in attracting or retaining qualified accounting staff, we may not be able to remedy the identified material weakness in our financial close and reporting process. The current employment market for qualified individuals with accounting backgrounds is very competitive, and we may encounter difficulty in identifying, attracting or retaining such individuals. If we are unable to successfully fill our open positions and increase the technical accounting expertise of our accounting function, we may not be able to remedy the identified material weakness.

We have a history of negative working capital and operating losses. We expect to continue to incur substantial negative working capital and operating losses in the next several years and we may never be profitable.

We have experienced significant operating losses since our inception in 1981 and, assuming we are able to obtain sufficient financing to support our operations through 2006 and 2007, expect to continue incurring substantial operating losses for at least the next several years. As discussed above we currently have a working capital deficiency and do not have sufficient current assets to pay our current liabilities. We are currently seeking additional financing. However, even if we do obtain such financing, we expect to continue to incur negative operating cash flows and losses for the foreseeable future as we fund our ongoing clinical trial, apply for regulatory approvals, and continue our research and development efforts. Our losses have adversely impacted, and will continue to adversely impact, our working capital, total assets and stockholders’ equity. Our net loss for the year ended December 31, 2005, was $65.5 million and for the year ended December 31, 2004, was $28.8 million. As of December 31, 2005, we had an accumulated deficit of approximately $261.2 million. Our ability to achieve profitability depends upon our ability, alone or through relationships with third parties, to develop successfully our technology and potential products, to obtain required regulatory approvals and to manufacture market and sell such products. We may never be profitable.

Igeneon's existing debt obligations impose operating restrictions on it, which may prevent it and Aphton from taking certain corporate actions.

The terms of the agreements governing Igeneon's outstanding indebtedness impose operating restrictions on Igeneon. These restrictions limit, among other things, Igeneon's ability to:

•	incur or guarantee additional indebtedness prior to payment in full of the indebtedness;

•	sell certain assets;

•	reduce the scale of its Austrian operations;

•	terminate certain research and development programs;

•	redeem, pay cash dividends or make other distributions on its equity investments; and

•	create liens on its assets.

We cannot assure you that these negative covenants will not adversely affect Igeneon's or Aphton's ability to:

•	finance Igeneon's future operations or capital needs;

•	pursue available business opportunities;

•	enter into transactions with potential acquirers;

•	plan for or react to market conditions;

•	meet capital needs; and

•	restrict or reduce Igeneon's activities or business plans.

A breach of any of these negative covenants could result in acceleration of a portion or all of Igeneon's outstanding debt. In addition, under the terms of certain of the debt agreements, in the event of a change of control of Igeneon, including a sale of all or substantially all of its capital stock, the acquiring entity may be obligated to immediately pay all or a portion of the outstanding debt. Furthermore, if Aphton transferred to itself or a third party a significant research and development program of Igeneon, any outstanding amount of debt specifically earmarked for that program may become immediately due and payable.

We do not currently have any products which are approved for sale and we do not yet generate revenue from the sale of any products.

To date, we have not generated any revenues from product sales. All of our potential products are in various stages of product development, and most are still in research or in early development. None of them are approved for sale. All of our potential products will require expensive, extensive and time consuming clinical testing, and some may require additional research and development, prior to commercial use. Accordingly, we cannot plan on deriving revenues from these products for a number of years, if at all. These potential products may not be developed successfully into immunogens that can be administered to humans or may not prove to be safe and effective in clinical trials or cost-effective to manufacture and administer. We may encounter problems in clinical trials that will cause us to delay or suspend a clinical trial. Also, our product-candidates that are currently under development may not be completed successfully or within an acceptable time period, if at all. Further, our product-candidates may not receive regulatory approval. Finally, if any of our product-candidates do receive required regulatory approval, we may not be capable of producing those products in commercial quantities or those products may not be accepted by the marketplace.

    Without obtaining additional financing or generating revenue we may not have enough liquidity to fund our research and development program.

Developing our technology and products requires a commitment of substantial funds to conduct the costly and time-consuming research and clinical trials necessary for such development. On December 31, 2005, we had approximately $4.6 million in cash, cash equivalents and short-term investments. This amount of cash and current investments is insufficient to fund our research and development program through the second quarter of 2006. However, we are currently in negotiations with a lead investor regarding a significant financing. Based on our current burn rate for cash used to maintain our research and development programs, we expect that the cash and current investments we currently have available, together with the expected capital infusion, will enable us to maintain our research and development programs at current levels into 2007. However, there can be no guarantee that we will consummate the financing transaction on terms beneficial to us, or at all.

Furthermore, we do not anticipate having any of our products ready for commercialization prior to this time. Consequently, even if we consummate the potential financing, but do not obtain additional financing in 2007 we may be required to:

•	further delay, reduce the scope of or eliminate one or more of our research or development programs and some or all of our clinical trials;

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

•
collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing, marketing and sale of certain of our product-candidates and our ability to obtain funds from such strategic alliances or from other sources;

•	the timing and cost of obtaining regulatory approvals;

•	the levels of resources that we devote to product development, manufacturing and marketing capabilities;

•	the cost of establishing, maintaining and enforcing intellectual property rights; and

•	competing technological and market developments.

Our success is heavily dependent on the success of our Phase II/III clinical trial of IGN101 in NSCLC patients.

We are currently conducting a Phase II/III clinical trial of IGN101 in 762 NSCLC patients. We have devoted, and expect to continue to devote, significant resources to this trial. We expect final results from this clinical trial in the latter part of 2007. In the event the data from this trial indicates that IGN101 did not meet the study's primary end-point or was not safe or sufficiently well tolerated, it may delay our ability to gain regulatory approval of IGN101 and, accordingly, successfully commercialize IGN101. We currently have only one product-candidate, Insegia, which has completed various Phase II and Phase III clinical trials. Other than IGN101 and Insegia, our other product-candidates are in pre-clinical or early clinical stages. Accordingly, if the Phase II/III clinical trial of IGN101 does not meet its primary endpoint, the number of years before we begin recognizing revenue may be increased significantly. Moreover, because our most recent Phase III clinical trial with Insegia did not meet its primary endpoint, the failure of another late-stage clinical trial could severely limit our ability to access the capital markets for financing. Accordingly, we may have insufficient funds to continue our operations if we experience such failure.

Our Phase II/III clinical trial of IGN101 in NSCLC patients may not be an approvable study.

Even if IGN101 meets its primary efficacy endpoint in our Phase II/III clinical trial of NSCLC patients, the study may not be deemed approvable in the U.S. or elsewhere.

Insegia's failure to meet its primary efficacy endpoint in our completed Phase III combination chemotherapy clinical trial in pancreatic cancer has delayed, and may prohibit our ability to obtain, the approval of Insegia for marketing.

Although we have had positive results with Insegia as a monotherapy in a Phase III clinical trial for the treatment of pancreatic cancer, the FDA, unlike other jurisdictions, generally will not approve a monotherapy treatment as a frontline therapy when there is another approved therapy. With respect to pancreatic cancer, gemcitabine is currently the approved therapy. Consequently, as a result of Insegia's failure to meet its primary efficacy endpoint in combination with gemcitabine in our recently completed combination chemotherapy clinical trial (which was completed in 2005), we currently cannot apply for approval of Insegia as a frontline treatment for advanced pancreatic cancer in the U.S. Furthermore based on our current financial condition we are not in the financial position to fund additional clinical trials to support the efficacy of Insegia. We are currently seeking a strategic partner to finance additional clinical trials for Insegia; however, we have not yet been successful. Furthermore, even if we conduct additional trials, there is no guarantee that such clinical trials would be successful, or if successful, that Insegia would be approved for marketing in the U.S. or elsewhere.

Our ability to successfully register Insegia may be adversely affected by the percentage of cancer patients that are non-responsive to Insegia.

Insegia operates by causing patients to produce antibodies that bind to both gastrin 17 and gly-gastrin 17 and remove them from circulation before they can bind to cancer cells and promote tumor development and proliferation. If a patient does not, after treatment, produce antibodies to Insegia, then Insegia will not have the intended effect on the tumor or the patient’s survival. The results of our clinical studies have shown that approximately 20% to 35% of these cancer patients do not respond to Insegia and as a result do not create antibodies. While we have tried, and will continue to try, to identify an explanation for the non-responsiveness to Insegia of these patients, we may be unable to identify an explanation or develop a solution. This phenomenon tends to make it more difficult to establish, with statistical significance, efficacy, which in turn will make it more difficult to obtain regulatory approvals. It may also impair Insegia's acceptance in the marketplace, should we ultimately obtain regulatory approval.

Our ability to successfully commercialize Insegia is dependent on our ability to find a suitable partner that has the financial resources to further support development and commercialization of Insegia.

On May 11, 2005, we announced that we would discontinue allocating further financial resources towards actively pursuing the further clinical development of Insegia. Since that time, we have pursued a strategy of licensing Insegia to a third party that has the financial resources necessary to conduct additional clinical studies and other research and development activities that may be necessary to support regulatory approval of Insegia. However, to date, we have not been successful in finding an appropriate partner to support the further development and commercialization of Insegia and there can be no guarantee that we will ever find a party willing to provide the resources necessary to make Insegia a success. If we are not successful in finding a partner that has the financial resources and is fully committed to further developing Insegia, we may never be able to successfully commercialize Insegia in the U.S. or elsewhere and therefore may never generate revenue from this product-candidate. If there is any delay in our ability, or we are unable, to commercialize Insegia in the U.S. or elsewhere there will be a corresponding delay in our ability to generate revenue.

Our ability to finalize the expansion of our collaboration with Celltrion into Europe is dependent upon a number of factors.

Our ability to finalize the expansion of our collaboration with Celltrion into Europe is dependent upon a number of factors, many of which are beyond our control, including resolving our liquidity condition. In the event we are unable to raise funds sufficient to continue the development of IGN311 at current levels, independent of Celltrion's potential $5 million cash payment, Celltrion may not agree to consummate the expansion. Furthermore, the consummation of the transaction is subject to the approval of Celltrion's Board of Directors. Consequently, Celltrion's Board of Directors may decide not to pursue the transaction for reasons independent of our ability to raise sufficient capital and further develop IGN311, or for no reason at all. In addition, even if we do consummate the expansion, there is no guarantee that the terms will be as favorable to us as the terms currently contemplated. Because the definitive agreement is subject to the approval of each party's board, the letter of intent is not binding on either party. Accordingly, either party may request a material change to the terms currently contemplated.

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

Clinical trials are very costly and time-consuming. The length of time required to complete a clinical trial depends on several factors, including the criteria for determining which patients are eligible to join the clinical trial, the size of the patient population and the patients’ ability to get to the clinical trial site. Our commencement and rate of completion of clinical trials also may be delayed by many other factors, including the following:

•	our inability to fund clinical trials;

•	a sufficient number of patients may not enroll in our clinical trials;

•	our inability to produce sufficient quantities of the products to complete the trials;

•	our inability to adequately follow or evaluate patients after treatment with our products;

•	the products may have significant adverse side effects or other safety issues;

•	it may take a longer time period than expected to determine whether the products are effective;

•	patients may die during a clinical trial because their cancer or other disease is too advanced or because they experience unrelated medical problems;

•	our products fail to perform well during clinical trials; and

•	government or regulatory delays.

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

As an integral component of our product development, we engage manufacturers and clinical research organizations, or CROs, to manufacture and distribute the product-candidates, to conduct and manage clinical studies and to assist us in guiding products through the U.S. Food and Drug Administration, or FDA, review and approval process as well as the review and approval process of foreign regulatory agencies. Because we presently engage and intend to continue to engage manufacturers and CROs to help us obtain market approval for our products, many key aspects of this process have been and will be out of our direct control. If the manufacturers and CROs fail to manufacture and distribute the product-candidates and to perform clinical trials in a satisfactory manner, or fail to perform their obligations under our agreements with them, we may face delays in completing our clinical trials, as well as commercialization of our products. In addition, the loss of any of our current contracts or delay in obtaining new contracts with such entities may also delay the completion of our clinical trials and the market approval of our products.

Our ability to develop and commercialize our pipeline products is dependent on strategic alliances.

As our company has limited personnel and financial resources, our ability to develop and commercialize our pipeline products is dependent on strategic alliances. For example, we have entered into an alliance with Celltrion regarding the development of our Lewis-Y monoclonal antibody, with Xoma and BioWa, respectively, regarding the development of our pre-clinical monoclonal antibodies and with Daiichi to develop, manufacture and commercialize gastrin-related diagnostic kits. In addition, we collaborate with numerous academic institutions with respect to our preclinical and other research and development activities. As a result of our strategic alliances, we will not completely control the nature, timing or cost of bringing our current pipeline products to market. Our partners could choose not to devote resources to these arrangements or, under certain circumstances, may terminate these arrangements early. In addition, our partners, outside of their arrangements with us, may develop technologies or products that are competitive with those that we are developing. From time to time, we may also become involved in disputes with our partners. As a result of these factors, our strategic alliances may not yield successful products or revenues. In addition, we may be unable to enter into new strategic alliances or enter into new strategic alliances on favorable terms.

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

Our common stock currently trades on the pink sheets which provides significantly less liquidity to our stockholders and which may limit our ability to attract new investors.

On January 31, 2006, our common stock began trading on the pink sheets. We rely heavily on the capital markets as a source of financing. Because the market for securities traded on the pink sheets is limited, potential investors may voluntarily refrain, or be prohibited, from purchasing shares of our common stock or may agree to purchase our common stock solely on terms that are not beneficial to our long-term operations. If we are unable to obtain funding on terms favorable to us, or at all, we may be required to:

•	further delay, reduce the scope of or eliminate one or more of our research or development programs and some or all of our clinical trials;

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

The market price of our common stock, like that of securities of other biotechnology companies, has fluctuated significantly in recent years and is likely to fluctuate in the future. Announcements regarding:

•	the progress and results of clinical trials,

•	technological innovations or new commercial products,

•	strategic partnerships and arrangements or the termination thereof,

•	public concern as to the safety of drugs and reliability of our testing processes,

•	developments regarding patents or proprietary rights,

•	litigation and governmental inquiries,

•	government regulation,

•	fluctuations in financial performance from period to period,

•	the markets or quotation services our stock trades on,

•	effecting a reverse stock split or other recapitalization of our common stock,

•	new financings, and

•	general market conditions

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

Additionally, sales of substantial amounts of shares of our common stock in the public market or in connection with a strategic relationship or acquisition, or the perception that such sales could occur, may adversely affect the market price of our common stock and may make it more difficult for us to sell our equity securities in the future at a time and price which we deem appropriate. To the extent the holders of our convertible securities, warrants and options convert or exercise such securities and then sell the shares of our common stock they receive upon conversion or exercise, our stock price may decrease due to the additional amount of shares available in the market. The subsequent sales of these shares could encourage short sales by our stockholders and others which could place further downward pressure on our stock price. We may also issue additional capital stock, convertible securities and warrants to raise capital in the future, issue additional common stock to pay principal and accrued interest on Igeneon's outstanding debt and issue stock options to attract and retain key personnel.

The terms of our outstanding Series A-1 Convertible Preferred Stock provide the holders of the stock with certain preferential rights.

Our outstanding Series A-1 Convertible Preferred Stock has certain rights that may prevent us from raising additional capital, and consummating a strategic transaction and/or may depress the value of our common stock. In the event of any liquidation, dissolution or winding up of the Company, including certain acquisitions of our capital stock or assets, the holders of the then-outstanding Series A-1 Preferred Stock would receive, prior to holders of our common stock, an amount of consideration equal to the preference value of the shares of Series A-1 Preferred Stock then-outstanding, which is currently $10,000,000. As a result, the holders of our common stock may not realize any value in such circumstances if the aggregate amount of consideration to be distributed to, or received by, our equity holders does not exceed the then preference value of the outstanding Series A-1 Preferred Stock. In addition, the holders of our Series A-1 Preferred Stock have certain voting and consent rights which may limit our ability to raise additional capital if the terms of the transaction would adversely effect certain rights of the holders of the Series A-1 Preferred Stock.

The conversion of our convertible securities, the exercise of outstanding warrants and options and other rights to obtain additional shares could dilute the value of the shares currently held by our stockholders.

As of April 17, 2006, we had 10,000 shares of Series A-1 Convertible Preferred Stock outstanding, which, as of such date, was convertible into 20,000,000 shares of our common stock. We also have outstanding options and warrants which are exercisable for approximately 6,936,320 shares of our common stock, with a weighted-average exercise price of $7.67. The conversion of our Series A-1 Convertible Preferred Stock and the exercise of our outstanding warrants and options could result in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby. In addition, the conversion price of our Series A-1 Convertible Preferred Stock and the exercise price of the warrants issued in connection with our 2003 Senior Convertible Notes may be lowered under certain price adjustment provisions contained therein in the event of a "dilutive issuance," that is, if we issue common stock at any time prior to maturity at a per share price below such conversion or exercise price, either directly or in connection with the issuance of securities that are convertible into, or exercisable for, shares of our common stock. A reduction in the conversion or exercise price may result in the issuance of a significant number of additional shares upon the conversion of our Series A-1 Convertible Preferred Stock or the exercise of the warrants.

Additionally, the warrants issued in connection with our 2003 Senior Convertible Notes do not establish a "floor" that would limit reductions in the exercise price. By corollary, there is no "ceiling" on the number of shares issuable upon exercise of the warrants. The downward adjustment of the exercise price of the warrants could result in further dilution in the value of the shares of our outstanding common stock and the voting power represented thereby.

Provisions in our charter documents could prevent or frustrate any attempts to replace our current board of directors by stockholders.

Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us without consent of our board of directors. Our certificate of incorporation and bylaws provide for a staggered board and removal of directors only for cause. Accordingly, stockholders may elect only a minority of our board of directors at any annual meeting, which may have the effect of delaying or preventing changes in the board of directors. In addition on August 17, 2004, our board of directors adopted a Stockholders' Rights Plan and declared a dividend of one preferred share purchase right for each outstanding share of our Common Stock to holders of record on August 31, 2004. The Stockholders Rights Plan could make it more difficult for a third party to acquire our common stock without approval of the current board of directors. In addition, our certificate of incorporation currently permits our board of directors to issue up to 4,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. Our issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock and thereby effect a change in the composition of our board of directors. Our certificate of incorporation also provides that our stockholders may not take action by written consent. Our certificate of incorporation and bylaws permit only our Chairman, President or a majority of our board of directors to call a special stockholder meeting. These provisions may have the effect of preventing or hindering any attempts by our stockholders to replace our current board of directors. In addition, Delaware law also prohibits a corporation from engaging in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Also, under applicable Delaware law, our board of directors may adopt anti-takeover measures in the future.

Our stockholders have authorized our board of directors to effect a reverse stock split for a ratio of between 1:3 to 1:10, which could significantly dilute your stock.

On January 9, 2006, stockholders authorized our Board of Directors to effect a reverse stock split for a ratio of between 1:3 to 1:10. The reverse stock split would not change the number of authorized shares of common stock designated by our Certificate of Incorporation. Currently, we have authorized 100,000,000 shares of common stock. Thus, because the number of issued and outstanding shares of common stock would decrease, the number of shares remaining available for issuance under our Certificate of Incorporation would increase. These additional shares of common stock would be available for issuance from time to time for corporate purposes such as raising additional capital, acquisitions of companies or assets and sales of stock or securities convertible into or exercisable for common stock. If we issue additional shares for any of these purposes, the ownership interest of our current stockholders would be diluted in the same manner as would result in any other share issuance. Furthermore, if our board of directors implements the reverse stock split, there can be no assurance that the reverse stock split will increase the trading price of our common stock as the actual effect of the reverse stock split cannot be predicted. The market price of our common stock may not rise in proportion to the reduction in the number of shares outstanding resulting from the reverse stock split. In addition, the liquidity of our common stock could be adversely affected by the reduced number of shares outstanding after the reverse stock split. Although our board of directors believes that a higher trading price may help generate investor interest, there can be no assurance that the reverse stock split will generate a per share trading price that will attract investors. As a result, any decreased liquidity that may result from having fewer shares outstanding may not be offset by increased investor interest.

Our wholly-owned subsidiary, Igeneon, is subject to Austrian laws.

Our wholly-owned subsidiary, Igeneon, is located in Vienna, Austria. As a result, its operations are subject to employment, labor, regulatory, contractual, dispute resolution, bankruptcy and insolvency, environmental and other laws of Austria. Because certain Austrian laws may differ significantly from the corresponding laws in the U.S., we may be at a significant disadvantage in the event any dispute were to arise between Igeneon and any regulatory or governmental agency, or any creditor, vendor, employee, consultant or other third party associated with Igeneon. In addition, navigating the laws of a foreign country could become tremendously expensive and result in an unexpected significant cash outlay by us in the future. Because Aphton is Igeneon's primary source of financing, in the event of any dispute or other unexpected event that results in Igeneon's operations becoming prohibitively expensive, we may be required to sell all or substantially of the assets or equity interests of Igeneon or cease Igeneon's operations.

Igeneon is subject to a collective bargaining agreement for its employees.

Igeneon has assumed the terms of the Collective Bargaining Agreement for White Collar Employees in the Chemical Industry in Austria. The Collective Bargaining Agreement is applicable to all employees of Igeneon with the exception of the managing directors. In addition, the Collective Bargaining Agreement applies Austrian statutory law and contains provisions on issues such as working hours, annual leave, wages, in particular minimum salary, and travel expenses. The requirements included in the Collective Bargaining Agreement provide for, among other things, certain mandatory notice and severance periods for terminated employees. Accordingly, Igeneon may incur significant costs in the event it reduces its workforce or, under certain circumstances, may refrain from reducing its workforce if those costs become prohibitively expensive. This may limit Igeneon's, and, by corollary, Aphton's, ability to reduce its monthly cash burn.

Risks Related to Our Industry

If we are delayed in obtaining, or fail to obtain, the necessary regulatory approvals for our product-candidates, our ability to generate product revenue will be adversely affected.

The clinical trials, manufacturing and marketing of our product-candidates undergo rigorous testing and approval processes and are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries, including the FDA in the U.S., the Medicines Control Agency (MCA) in the United Kingdom, and the European Agency for the Approval of Medicinal Products (EMEA) in Europe. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. The time required for FDA approval is uncertain, and typically takes a number of years, depending on the type, complexity and novelty of the product-candidate. Since certain of our product-candidates involve the application of new technologies and are based on a new therapeutic approach, regulatory approvals may be obtained more slowly than for product-candidates produced using more conventional technologies. Additionally, we may encounter delays or disapprovals based upon additional government regulation resulting from future legislation or administrative action or changes in FDA or equivalent foreign regulatory policy made during the period of product development and regulatory review.

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular product-candidate is safe and effective for the applicable cancer or disease. Several biopharmaceutical companies have failed to obtain regulatory approvals because the applicable regulatory agencies were not satisfied with the structure of the clinical trials or the ability to interpret the data from the trials. We may encounter similar problems. We commenced our completed Phase III clinical trials prior to the FDA implementing its process for special protocol assessments, which is a process designed to provide companies assurance that the FDA will not disapprove an application for approval because of defects in the clinical trial protocol designs. The timing and success of a clinical trial is dependent on many factors, including enrolling sufficient patients in a timely manner, demonstrating the efficacy of a product in a statistically significant manner and avoiding adverse patient reactions. The timing and success of our clinical trials in particular are also dependent on the FDA and other regulatory agencies accepting each trial’s protocol, statistical analysis plan, product characterization tests and clinical data. If the FDA and other regulatory agencies are not satisfied with such matters and/or our current clinical trials yield inconclusive or negative results, we may be required to modify or to expand the scope of our clinical trial studies or conduct additional clinical trial studies to support a filing. In that event, the costs of developing our products would increase and the launch of our product-candidates would be delayed. In addition, we, the FDA or another applicable regulatory agency might delay or halt our clinical trials for various reasons.

Approval for any product-candidates we develop may not be granted by applicable regulatory agencies on a timely basis, if at all, or if granted the approval may not cover all the clinical indications for which we are seeking approval or may contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Any delay in obtaining, or failure to obtain, necessary approvals would adversely affect our ability to generate product revenue. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, the marketing and manufacturing of drugs and biological products are subject to continuing FDA and other applicable regulatory agency review, and later discovery of previously unknown problems with a product, its manufacture or its marketing may result in the FDA or another applicable regulatory agency requiring further clinical research or restrictions on the product or the manufacturer, including withdrawal of the product from the market.

Insegia has been designated as an "Orphan Drug" in the U.S. and various other jurisdictions. This designation has the potential of providing us with marketing exclusivity for specified time periods (seven years in the U.S.), but only with respect to other drugs that are the same as Insegia and only if Insegia is the first drug approved for the designated indication in that jurisdiction. Moreover, we intend to seek, where appropriate, priority review by drug regulatory authorities. We cannot be certain, however, that we will obtain priority review, and even if we do, there can be no assurance that the approval process will not, nonetheless, be lengthy.

Our competitors may develop and market products that are safer, more effective, or reach the market sooner than our product-candidates, which would adversely affect the commercial success of any of our products.

The treatment of diseases such as those to which our product-candidates are directed is subject to rapid, unpredictable and significant change. Our product-candidates under development seek to address certain cancers and diseases currently addressed, to some extent, by existing or development stage products and technologies of other biotechnology and pharmaceutical companies. Competition from other biotechnology companies, large pharmaceutical companies and universities and other research institutions is intense and is expected to increase. Many of these companies and institutions have substantially greater resources, research and development staffs and facilities than we do and have substantially greater experience in obtaining regulatory approval, and in manufacturing and marketing pharmaceutical products.

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

As of April 17, 2006, we held 18 issued patents in the U.S., 6 regional patents, and 138 patents granted in foreign countries, and have pending patent applications and patent applications in preparation. Our pending applications or patent applications in preparation may or may not be issued as patents in the future. Additionally, our existing patents, patents pending and patents that we may subsequently obtain will not necessarily preclude competitors from developing products that compete with products we have developed and thus would substantially lessen the value of our proprietary rights. We intend to file additional patent applications, when appropriate, relating to our technologies, improvements to our technologies and specific products we may develop. If any of our patents are challenged, invalidated, circumvented or held to be unenforceable, we could lose the protection of rights we believe to be valuable, and our business could be materially and adversely affected. Lastly, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S.

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

Our commercial success also will depend, in part, on our not infringing patents issued to others. Our processes and potential products may conflict with patents, which have been or may be granted to competitors, academic institutions or others. As the pharmaceutical and biotechnology industries grow and more patents are issued, we are subject to an increased risk that our product-candidates may give rise to a declaration of interference by the Patent and Trademark Office, or to claims of patent infringement by other companies, institutions or individuals. These entities or persons could bring legal proceedings against us seeking substantial damages or seeking to enjoin us from testing, manufacturing or marketing our products. It is not always clear to industry participants, including us, which patents cover various types of products. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. We cannot assure you that the drug compounds that we have under development do not or will not infringe on the patent or proprietary rights of others. U.S. patent applications filed in recent years are confidential for 18 months, while older patent applications are not published until the patent issues. As a result, there may be patent rights of which we are unaware, and avoiding patent infringement may be difficult. We could incur substantial costs, including diversion of management time, in defending ourselves in litigation. If any of these actions were successful, we may also be required to cease the infringing activity or obtain the requisite licenses or rights to use the technology which may not be available to us on acceptable terms, if at all.

Special Note Regarding Forward-Looking Statements

This annual report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•
our beliefs and expectations regarding the financing currently under negotiation, including our ability to successfully consummate such financing on terms favorable to us and our stockholders and that such financing will be for a significant investment that will support our operations into 2007;

•	our intention, if we consummate the financing, to fund our operations, support the clinical development of our product candidates and seek additional strategic opportunities;

•	our beliefs and expectations regarding the design, intended effect, immune response and application as a cancer therapy of our product candidates;

•	our beliefs regarding the safety and efficacy of our product candidates;

•
our expectations as to the development and commercialization of our product candidates, including what technology is best suited for the development of our product candidates, our expectations regarding manufacturing, and the receipt and timing of data from clinical trials;

•
our intention to seek a strategic partner to further develop, finance additional clinical trials for Insegia and/or license Insegia and our belief that we are in an enhanced position to do so because of the termination of our strategic alliance with sanofi pasteur;

•	our intention to file a conditional approval application for Insegia as a monotherapy in pancreatic cancer patients who are unsuitable for chemotherapy;

•	our belief that passive gastrin immunotherapy will complement Insegia in a number of ways;

•	our belief that other pharmaceutical and biotechnology companies are also developing gastric and pancreatic cancer therapies;

•
our intention to focus on the further development of IGN 101, including to seek to develop and commercialize IGN101 in North America and Europe as a treatment for NSCLC in the event our Phase II/III clinical trial is positive, and our desire to license IGN101 in markets outside of North America and Europe, especially in Asia;

•	our belief that other EpCAM targeting immunotherapies are at early preclinical stages of development;

•	our intention to continue to devote resources to the development of IGN311;

•	our intention to expand our collaboration with Celltrion into Europe upon securing sufficient financing to maintain our operations into 2007;

•	our expectation that Celltrion will supply Phase II and Phase III material for IGN311;

•	our belief that if suppliers were to cease supplying us with any of the components of our product-candidates, we would be able to find other sources for such components and manufacturing;

•	our intention to continue to pursue and patent new developments with respect to uses, compositions and factors to enhance our positions in the field of various cancers;

•	our belief that because our common stock trades on the pink sheets, investors may be prohibited, or refrain from, purchasing our common stock on terms advantageous to us, or at all;

•	our belief that until such time as we can regain listing on Nasdaq we will have difficulty accessing the capital markets;

•
our belief that the closing of our Woodland and Loughborough facilities will not adversely affect our ability to pursue the development of our gastrin monoclonal antibody, the development of IGN101 or IGN311 or our ability to find an appropriate strategic partner to further develop Insegia;

•
our expectations as to, and our belief that our profitability depends upon, the receipt and timing of data, regulatory clearance and approvals, including our ability to commence and complete clinical trials in a timely manner;

•	our expectations regarding future losses and negative operating cash flows for the next several years; and

•	our expectations regarding the impact of adopting SFAS No. 123(R).

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We caution investors that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•
our ability to successfully consummate the financing currently under negotiations on favorable terms to us and our stockholders, or at all, and our ability to use the proceeds from such financing to support our operations into 2007;

•	our ability to access the capital markets or obtain any future financing and/or reduce our costs and expenses;

•	our ability to develop, obtain regulatory approval for, produce in commercial quantities and gain commercial acceptance for, or license our product-candidates;

•	our ability to identify a strategic partner to further develop, finance additional clinical trials for Insegia and/or license Insegia and/or consummate the terms of such strategic relationship;

•	our ability to file a conditional approval application for Insegia as a monotherapy;

•
our ability to maintain and enter into new arrangements and collaborations with third parties for the supply of key materials and/or assistance in the manufacture, market, sale and distribution of our products;

•	our ability to enforce our patents and proprietary rights;

•	our level of debt obligations and the impact of restrictions imposed on us by the terms of this debt;

•	our ability to support our operations with our current level of facilities and staffing as well as attract and retain highly qualified scientists and other technical personnel as necessary;

•	the ability of pharmaceutical and biotechnology companies to develop competing cancer therapies;

•	our ability to determine the impact of adopting certain accounting pronouncements; and

•	changes in healthcare reform.

Availability of Reports and Other Information

Our corporate website is www.aphton.com. We make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 on our website under "Investor Relations - For SEC filings click here" as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the "Commission"). Information on our website is not a part of this document.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We lease our corporate headquarters in Philadelphia, Pennsylvania. We presently lease office space and research and development facilities in several locations in the U.S., Austria, and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any material litigation, administrative or governmental proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading under the symbol "APHT" on The Nasdaq National Market System ("National Market") on June 2, 1994. On July 25, 2005, our common stock was transferred from the National Market to the Nasdaq Capital Market ("Capital Market") The following table presents trading information for our common stock for the periods indicated on the National Market and Capital Market, as applicable:

	High	Low
Year ended December 31, 2005
First quarter	$3.18	$0.99
Second quarter	1.27	0.61
Third quarter	1.06	0.60
Fourth quarter	0.64	0.29
Year ended December 31, 2004
First quarter	$8.72	$4.50
Second quarter	5.74	3.22
Third quarter	4.39	2.82
Fourth quarter	3.99	2.82

On January 27, 2006, we received notice from The Nasdaq Stock Market informing us that the Nasdaq Listing Qualifications Panel had determined to delist our securities from The Nasdaq Stock Market. Effective with the open of trading on January 31, 2006, our securities were delisted from The Nasdaq Stock Market and our shares began trading in the "pink sheets" under the ticket symbol "APHT.PK"

As of March 31, 2006, there were 279 record holders of our common stock.

We have not paid a dividend on any class of common stock in fiscal years 2005 and 2004 and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category:
Equity compensation plans approved by stockholders	961,000	$1.52	1,434,000
Equity compensation plans not approved by stockholders	3,945,320	$10.59	─
Total	4,906,320	$8.81	1,434,000

Equity Compensation Plans Not Approved by Stockholders

In addition to options granted under the 2004 Stock Option Plan and the 1999 Stock Option Plan (as described below), options have been granted to certain of our key employees and consultants on an individual basis. The terms of each option were contained in a grant agreement provided to the recipient. As the issuance of the options was not approved by our stockholders, the options granted were non-qualified stock options.

We adopted the Aphton Corporation Incentive Plan effective December 15, 1999 (the "1999 Stock Option Plan"). Under the 1999 Stock Option Plan, as amended, a committee of the board of directors, which administered the 1999 Stock Option Plan, was permitted to issue up to 2,500,000 options. Each option includes a right to dividends from the time the option was issued until termination, expiration or exercise of the option. The vesting schedule for options granted is set forth in each award agreement. The award agreements provide either for immediate vesting or proportionate vesting over a period of three to eight years. However, the board retains the right to accelerate vesting at any time, including upon a change of control. The exercise price for each option was determined by the committee and each option issued under the 1999 Stock Option Plan is exercisable for a period of 20 years from the date of its issuance. Certain award agreements permit the recipient to purchase shares of common stock issuable upon exercise of his options through a cashless exercise. Depending upon the terms of the award agreement, vested options generally terminate (1) immediately upon termination for "Cause," (2) from 120 to 180 days after termination due to death and (3) from 45 days to expiration of the exercise period for termination due to reasons other than death or "Cause." Unvested options terminate immediately upon termination of employment. However, in connection with the implementation of our cost-reduction program, our board of directors authorized the acceleration of the vesting period of the outstanding options held by certain employees whose positions with the Company were terminated. As a result, the vesting period of 151,743 options, with a weighted-average price of $9.18, were accelerated. The 1999 plan terminates in 2020.

Prior to 1999, we issued stock options, from time to time, to our employees and consultants subject to individual agreements.

Unregistered Sales of Equity Securities

In accordance with the original terms of our former 2003 Senior Convertible Notes, we issued shares of common stock in lieu of interest payments due on the 2003 Senior Convertible Notes for the quarters ended December 31, 2004, March 31, 2005, June 30, 2005, and September 30, 2005. On January 2, 2005, we issued 101,012 shares of our common stock in lieu of $300,000 of interest payments due on the 2003 Senior Convertible Notes for the quarter ended December 31, 2004. On April 3, 2005, we issued 250,000 shares of our common stock in lieu of $300,000 of interest payments due on the 2003 Senior Convertible Notes for the quarter ended March 31, 2005. On July 3, 2005, we issued 207,130 shares of our common stock in lieu of $150,000 interest payments due on the 2003 Senior Convertible Notes for the quarter ended June 30, 2005. On October 2, 2005, we issued 504,700 shares of our common stock in lieu of $300,000 of interest payments due on the 2003 Senior Convertible Notes for the quarter ended September 30, 2005. Pursuant to the terms of the 2003 Senior Convertible Notes, we had the option to pay interest in cash or in shares of our common stock. The shares were issued to three noteholders, each of which are accredited investors. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to Aphton’s statements of operations and balance sheets for the eleven months ended December 31, 2001, and the years ended December 31, 2002, 2003, 2004 and 2005, are derived from audited financial statements and should be read together with the financial statements and related notes included in this Annual Report. The data presented below should be read together with the financial statements, related notes, and other financial information included herein.

Statement of Operations Data

	Year Ended December 31,				Eleven Months Ended December 31,
(in thousands, except per share data)	2005	2004	2003	2002	2001
Net loss	$(65,486)	$(28,762)	$(26,300)	$(39,990)	$(31,264)
Net loss per share	$(1.17)	$(0.79)	$(1.02)	$(1.93)	$(1.87)
Weighted-average shares outstanding	55,758	36,285	25,791	20,748	16,739

Balance Sheet Data

	As of December 31,				Eleven Months Ended December 31,
(in thousands)	2005	2004	2003	2002	2001
Cash and cash equivalents	$2,052	$29,999	$18,379	$7,824	$3,177
Short-term investments available-for-sale	$2,509	$12,315	$—	$749	$3,146
Total assets	$6,776	$52,635	$27,246	$15,991	$13,983
Convertible debentures	$—	$11,845	$10,738	$3,000	$—
Total liabilities	$11,641	$31,644	$27,321	$27,317	$20,715
Accumulated deficit	$(261,154)	$(195,667)	$(166,905)	$(140,605)	$(100,615)
Total stockholders’ (deficit) equity	$(4,865)	$20,990	$(75)	$(11,326)	$(6,732)

In March 2001, we changed our fiscal year-end from January 31 to December 31.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with "Selected Financial Data," and our financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

Our financial statements for the year ended December 31, 2005, include an uncertainty regarding our ability to continue as a going concern. We are currently seeking additional financing. However, based on our current operating plans and our known and anticipated contractual obligations and assuming no further funding or potential revenues that may be generated from product partnering or licensing initiatives we are currently pursuing, we believe that our existing capital resources, which consist primarily of cash, cash equivalents and short-term investments will only enable us to maintain operations into the second quarter of 2006.

General

We are a biopharmaceutical company focused on developing innovative cancer therapies. Our research and development efforts are based on our proprietary active immunization and monoclonal antibody technologies. Our technologies are based on key discoveries made by us as well as our understanding of the central role of gastrin, a naturally occurring hormone, and gastrin receptors.

On March 24, 2005, we acquired all of the outstanding equity securities of Igeneon GmbH (formerly Igeneon AG). Upon consummation of the acquisition by us of Igeneon's equity securities, Igeneon became our wholly-owned subsidiary. Igeneon, headquartered in Vienna, Austria, is a clinical stage biopharmaceutical company. Through Igeneon, we are focused on the development of active and passive cancer immunotherapies (cancer vaccines and monoclonal antibodies) designed to prevent or delay the development of metastases in cancers of epithelial origin. These product-candidates are designed to target disseminated tumor cells, thereby having the potential to prevent metastasis and the spread of cancer.

One of our lead product-candidates, acquired through our acquisition of Igeneon, is IGN101, a cancer vaccine which is currently in a Phase II/III randomized double blind clinical trial in NSCLC patients. We reached target accrual of 762 patients in this study, three months ahead of schedule. We expect to have final data available from this study in 2007. In addition, on May 16, 2005, we announced that results from our double-blind, placebo-controlled Phase II clinical trial of IGN101 in patients with solid tumors were presented at the 2005 Annual Meeting of the American Society for Clinical Oncology (ASCO). In the study, a statistically significant difference in overall survival was seen in a subgroup of patients with rectal cancer and a positive trend toward survival improvement was observed in patients with colon cancer. This trial was conducted in 240 patients with epithelial cancers, which consists of colorectal cancer, gastrointestinal tract cancer, NSCLC and liver cancer.

Another product-candidate we acquired through our acquisition of Igeneon is IGN311, a monoclonal antibody targeting Lewis Y-positive cancer cells. We recently completed an open-label dose escalating Phase I trial with IGN311 and on July 12, 2005, we announced the positive results from this study. In the Phase I trial, IGN311 demonstrated favorable safety and tolerability, and advantageous pharmacokinetics with a serum half-life of more than 20 days. Data from the trial also indicate efficacy of IGN311 against Lewis Y-positive tumor cells circulating in peripheral blood. As a result of this positive data, we have moved forward with a Phase Ib clinical trial with IGN311 and on July 21, 2005, we announced that initiation of the open-label Phase Ib began with the enrollment of our first patient. As part of the further development of IGN311, on July 25, 2005, we announced that we had entered into a licensing and commercialization agreement and a product development agreement with Celltrion, Inc. for IGN311, the terms of which were subject to the parties finalizing a supply agreement and quality agreement. On November 7, 2005, the supply agreement and quality agreement were finalized and the strategic relationship between us and Celltrion was consummated. On February 7, 2006, we announced that we had entered into a letter of intent with Celltrion to expand our collaboration into Europe and to include commercialization rights for the next-generation antibody, IGN312, in the collaboration. The definitive agreement was subject to numerous conditions, including preparing final documentation, receiving approval from the entity that owns the IGN311 patents and approval of both companies' board of directors. Based on our current financial situation, we have delayed attempting to finalize the expansion of the collaboration until we can secure sufficient financing to maintain our operations into 2007.

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

On November 7, 2005, we entered into a termination agreement with sanofi pasteur (formerly Connaught Laboratories Limited), terminating the parties’ strategic alliance relating to the development, manufacture and commercialization of Insegia. In accordance with the terms of the termination agreement, all of the rights to Insegia granted to sanofi pasteur, including the right to commercialize Insegia in North America and Europe, revert back to us. In exchange for the return of such rights, we agreed to pay to sanofi pasteur a nominal single-digit royalty on all future worldwide net sales of Insegia and sanofi pasteur forgave a $1.9 million receivable due and owed by us. In connection with the dissolution, we had previously repaid the original principal amount of our outstanding Series A Convertible Debenture issued to sanofi pasteur in 2002. Pursuant to the terms of the termination agreement, sanofi pasteur agreed to make reasonable commercial efforts to sell us reasonable quantities of DT, a key ingredient in Insegia, through 2009. We are currently devoting significant effort to seeking partners that have the financial resources to support additional clinical studies and/or other research and development activities that may be necessary to support regulatory approval of Insegia for patients with gastrin-sensitive cancers.

Financial Operations

We do not have any products approved for sale in the U.S. or abroad and we do not generate any revenue. We have experienced significant operating losses since our inception in 1981 and, assuming we are able to obtain sufficient financing to support our operations through 2006 and 2007, we expect to continue incurring significant operating losses for at least the next several years. In the event we obtain sufficient financing, we expect losses to continue over the next several years as we continue our clinical trials, apply for regulatory approvals and continue our research and development efforts. We also expect to experience negative operating cash flows for the foreseeable future. Our losses have adversely impacted, and will continue to adversely impact, our working capital, total assets and stockholders’ (deficit) equity.

Our net loss for the year ended December 31, 2005, was $65.5 million including non-cash charges of $33.5 million. As of December 31, 2005, we had an accumulated deficit of approximately $261.2 million. Our operating losses are primarily due to the costs of development of our product-candidates and employee salaries and during 2005 included $32.9 million for in-process research and development related to the acquisition of Igeneon. These costs can vary significantly from year to year depending on the number of product-candidates in development, the stage of development of each product-candidate, the number of patients enrolled, complexity of clinical trials and other factors, and the number of employees needed to operate our business. Our ability to achieve profitability depends upon our ability, alone or through relationships with third parties, to develop successfully our technology and product-candidates, to obtain required regulatory approvals and to manufacture, market and sell such product-candidates. It is possible that we may never be profitable.

In addition, Aphton is currently Igeneon's sole source of financing. Since we acquired all of the outstanding equity interests of Igeneon on March 24, 2005, we have funded the operations and debt obligations of Igeneon. As a result, and although we have successfully reduced costs associated with our operations since March 2005, our monthly cash outlay for operations and debt service increased significantly during 2005 versus 2004.

We do not currently have any source of operating revenue and will require significant amounts of cash to continue to fund our operations, our clinical trials and our research and development efforts until such time, if ever, that one of our products has received regulatory approval for marketing. Because we have not generated any revenue from the sale of any products, we have primarily relied on the capital markets as our source of funding. Results of our most recent Insegia clinical trial, the delisting of our common stock from Nasdaq, and other factors have weakened the market value of the Company’s common stock and made it difficult for us to access the capital markets to obtain financing on terms that would benefit us in the long term. However, we have continued to pursue opportunities in accessing the capital markets to obtain financing on terms satisfactory to us. Accordingly, we have entered into negotiations with a lead investor to provide us with significant financing. If we are successful in consummating the financing, we intend to use the net proceeds we receive from the financing to fund our operations and support the clinical development of our product-

candidates. In addition, if we are successful in consummating the financing, we believe we would have sufficient capital to support our operations into 2007. Upon consummating the financing, we also intend to continue to devote significant resources to pursuing and taking advantage of additional strategic opportunities which would benefit our long-term operations, including selling or out-licensing certain of our product-candidates in exchange for cash and other consideration, in-licensing product-candidates which would complement and broaden our current product portfolio, and/or pursuing additional fund raising opportunities in the capital markets. No assurances, however, can be given that we will close the financing, consummate any other capital raise on terms satisfactory to us or that any particular strategic transaction will be completed, nor can any prediction or assurance be made regarding the possible impact of future transactions on our business, results or capitalization. Our ability to consummate the financing, successfully consummate other financing opportunities, continue to finance Igeneon's operations and debt obligations, comply with the negative covenants contained in Igeneon's indebtedness documents, or effectively implement any of the above-mentioned alternatives to fund our future operations is dependent upon a number of factors, many of which are beyond our control. In the event we are not successful in consummating the proposed financing, we may be required to sell all or substantially all of our intellectual property and/or other assets, sell all or substantially all of our capital stock, cease operations and dissolve the Aphton entity or seek bankruptcy protection.

Cost-Reduction Program

In connection with the Igeneon acquisition and after further analysis of the results of our Phase III combination chemotherapy clinical trial of Insegia, we began a review of all of our consolidated resources, budgeted expenditures and the clinical trials and research and development efforts being conducted by Igeneon and Aphton. As a result of such review, in May 2005, we began implementing a cost-reduction program intended to align our expenses with product development priorities with the goal of improving our operating efficiencies. In the event we consummate the financing, the capital we raise will be sufficient to fund solely our core programs into 2007. Therefore, we will continue to identify and fund those programs which we believe provide the greatest potential return to stockholders. Accordingly, during 2005, we terminated 43 employees, closed our Woodland, California facility, and decommissioned our research and development and Quality Assurance/Quality Control programs located there. In addition, during the first quarter of 2006, we closed our Loughborough, UK facility and eliminated six positions at that facility. The Woodland facility was primarily focused on the development of Insegia. The Loughborough facility was primarily focused on the development of our radioligand program. The radioligand program is a pre-clinical program that is intended to use radio-labeled gastrin peptides as imaging and therapeutic modalities in a range of CCK-2 receptors expressing malignancies. Although we have not eliminated the program itself, we have postponed continued development until such time we believe we have sufficient capital and human resources to devote to it.

The responsibilities for most of the positions eliminated at Woodland and Loughborough have been transferred to our corporate office in Philadelphia and our research and development facility located in Austria. We do not believe that the elimination of the positions at, and the closing of, the Woodland and Loughborough facilities will adversely affect our ability to pursue the humanization and development of a gastrin monoclonal antibody or the development of IGN101 or IGN311, or hinder our ability to find a strategic partner to assist us in the further development of Insegia.

The net restructuring charge taken as a result of our cost-reduction program at December 31, 2005, was $925,000. These charges included $950,000 of employee separation costs, offset by $54,000 of income from the sale of assets in our Woodland, California, facility. Net restructuring charges will result in cash outflows $979,000 and as of December 31, 2005, approximately $947,000 had been disbursed, which leaves a balance of $32,000.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, however, we believe such differences are unlikely to be significant.

Our significant accounting policies are described in Note 1 to the financial statements included in this Annual Report. We believe that our most critical accounting policies include the use of estimates. The impact of these estimates on results of operations in 2005 and 2004 were not significant. We periodically review these policies and estimates, the effect of which is reflected as a component of net loss in the period in which the change is known.

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

Foreign Currency Accounting

The Company complies with SFAS No. 52 "Foreign Currency Translation," which established standards for reporting on foreign subsidiaries in consolidated financial statements. The assets and liabilities of our non US subsidiary, Igeneon, which operates in their local currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date with resulting adjustments directly recorded as a separate component of accumulated other comprehensive income (loss). Income and expense accounts are translated at the weighted-average exchange rates during the year.

Consolidated Results of Operations

Years Ended December 31, 2005 and 2004
	Year Ended December 31,		% Change from
	2005	2004	2004 to 2005
	(in thousands)
Revenue:	$—	$—	—
Costs and expenses:
General and administrative	11,187	5,570	100.8%
Research and development	19,950	21,147	(5.7%)
Acquired in-process research and development	32,874	—	—
Restructuring Expense	925	—	—

Total costs and expenses	64,936	26,717	143.1%

Loss from operations	(64,936)	(26,717)	143.1%

Other income (expense):
Dividend and interest income	709	588	20.6%
Interest expense including amortized discount	(2,916)	(2,676)	9.0%
Unrealized gains from investments	—	43	(100.0%)
Dissolution of marketing alliance and settlement of debt	1,657	—

Net loss:	$(65,486)	$(28,762)	127.7%

General and administrative expenses. General and administrative expenses are primarily comprised of expenses related to intellectual property, general corporate and patent legal costs and the salaries of our administrative personnel. These expenses increased $2.7 million as a result of the acquisition of our wholly-owned subsidiary, Igeneon, on March 24, 2005. further an increase of $2.9 was due to increases in our U.S salaries, benefits and professional fees and premiums for our directors and officers insurance policy.

Research and development expenses. Research and development expenses are primarily comprised of the external costs of contracted clinical research organizations, or CROs, and, to a lesser extent, our external and internal research and development costs which include the salaries of dedicated and allocated personnel and the costs of the dedicated and allocated research and development facilities. The decrease in our U.S research and development expenses of $8.9 million for the twelve months ended December 31, 2005, compared to the twelve months ended December 31, 2004, was primarily due to the continued implementation of our cost-reduction program and the completion of certain of our clinical trials. This decrease was partially offset by the acquisition of Igeneon and the impact of their $7.7 million in research and development expenses associated with their ongoing clinical trials and support services.

In-process research and development. In-process research and development expenses are comprised of the values assigned to research and development programs we acquired in the acquisition of Igeneon. Since the acquired programs are at a stage where they have not established technological feasibility and there is no alternative future use, we have expensed these programs at the date of acquisition. The expense of $32.9 million represents the remainder of value assigned to the programs after allocation of negative goodwill incurred in the acquisition which was determined by management based on an independent appraisal of the fair value of the acquired programs.

Restructuring expenses. On May 11, 2005, the Company began implementing a cost-reduction program intended to align expenses with product development priorities. As of December 31, 2005, 43 employees had been terminated. The net restructuring charge taken at December 31, 2005, was $925,000. These charges included $950,000 of employee separation costs, offset by $54,000 of income from the sale of assets in our Woodland California facility. Net restructuring charges will result in cash outflows of $979,000 and as of December 31, 2005, approximately $947,000 had been disbursed, which leaves a balance of $32,000.

Interest expense. Interest expense including amortized discount of $1.1 million was $2.9 million for the twelve months ended December 31, 2005, compared with interest expense including amortized discount of $1.5 million was $2.7 million for the twelve months ended December 31, 2004. This increase was due primarily to the increased interest associated with Igeneon's financial liabilities offset by the clearance resulting from equity conversion of our $20.0 million 2003 Senior Convertible Notes and the repayment of our $3.0 million 2002 Series A Convertible Debentures in December 2005.

Net loss. The increase in net loss for the twelve months ended December 31, 2005, compared to the twelve months ended December 31, 2004, was primarily due to the write-off of in-process research and development cost resulting from the Igeneon acquisition and the inclusion of general and administrative costs associated with Igeneon since the acquisition date, March 24, 2005.

Years Ended December 31, 2004 and 2003

	Year ended December 31.		% Change from
	2004	2003	2004 to 2005
	(in thousands)
Revenue:	$—	$—	—
Costs and expenses:
General and administrative	5,570	2,768	101.2%
Research and development	21,147	21,878	(3.3%)

Total costs and expenses	26,717	24,646	8.4%

Loss from operations	(26,717)	(24,646)	8.4%

Other income (expense):
Interest expense including amortized discount	(2,676)	(1,851)	44.6%
Dividend and interest income	588	78	652.6%
Unrealized gains (losses) from investments	43	119	(63.9%)

Net loss	$(28,762)	$(26,300)	9.4%

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

Research and development expenses. Research and development expenses are primarily comprised of the external costs of contracted CROs and, to a lesser extent, our internal and other external research and development costs which include the salaries of dedicated and allocated personnel and the costs of the dedicated and allocated research and development facilities. The decrease in our research and development expenses for the year ended December 31, 2004, compared to the year ended December 31, 2003, was primarily due to the completion of recruitment and final stages of our Phase II and Phase III clinical trials.

Interest expense. Interest expense including amortized discount of $1.5 million was $2.7 million for the twelve months ended December 31, 2004, compared with interest expense including amortized discount of $0.7 million was $1.9 million for the twelve months ended December 31, 2003. The increase in amortized discount is attributable to the $20.0 million 2003 Senior Convertible Notes that we issued in 2003, which were outstanding for all of 2004. Of this amount, $15.0 million was issued in April 2003 and $5.0 million was issued in June 2003. Interest expense included the amortized discount that was incurred in connection with our $20.0 million of 2003 Senior Convertible Notes and the interest expense on our $3.0 million Series A Convertible Debenture issued in 2002.

Net loss. The increase in net loss for the year ended December 31, 2004, compared to the year ended December 31, 2003, was primarily a result of our higher general and administrative expenses. We had no revenues from operations for either of the years ended December 31, 2003 or 2004.

Liquidity and Capital Resources

We do not generate any revenue. Consequently, our primary sources of funds to finance our operations are the sale of our equity and convertible securities and the exercise of outstanding warrants. For the year ended December 31, 2005, our cash flow used in operations was $32.0 million and our cash flow used in financing was $7.1 million. Furthermore, at December 31, 2005, we had cash, cash equivalents and short-term investments totaling $4.6 million and a working capital deficiency of $2.6 million compared to cash, cash equivalents and short-term investments totaling $43.4 million and working capital of $34.3 million at December 31, 2004. Based on our current operating plans and our known and anticipated contractual obligations and assuming no further funding or potential revenues that may be generated from product partnering or licensing initiatives we are currently pursuing, we believe that our existing capital resources, which consist primarily of cash, cash equivalents and short-term investments, will only enable us to maintain operations into the second quarter of 2006. However, we are currently in negotiations with a lead investor to provide financing to the Company. If we are successful in consummating the financing, we intend to use the net proceeds we receive from the financing to fund our operations and support the clinical development of our product-candidates. The current terms of the financing under negotiation contemplates a significant investment. If we are successful in consummating the proposed financing, we believe we would have sufficient capital to support our operations into 2007.

During the years ended December 31, 2005, 2004 and 2003, we received net proceeds from the following sources:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Sales of equity securities and sales and exercises of warrants	$—	$48,628	$24,081
Issuance of convertible debentures	—	—	20,000

Total	$—	$48,628	$44,081

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

In addition, on January 31, 2006, our common stock began trading on the pink sheets. Because the market for pink sheet securities is limited, potential investors may voluntarily refrain, or be prohibited, from purchasing shares of our common stock or may agree to purchase our common stock solely on terms that are not beneficial to our long-term operations. Accordingly, until such time, if ever, we are in position to regain listing of our common stock on the Nasdaq Stock Market, we may have significant difficulty accessing the capital markets as a source of financing.

In 2004, we sold 8,050,000 shares of our common stock in an underwritten offering at $6.50 per share and received net proceeds in the amount of $48.6 million.

In 2003, we received net proceeds of approximately $24.1 million from the sale of our equity securities. On February 25, 2003, we received net proceeds of approximately $1.3 million from the sale of 500,000 shares of our common stock and 150,000 warrants to purchase shares of our common stock at $2.96 per share. On September 18, 2003, we received net proceeds of approximately $21.4 million from the sale of 3,919,999 shares of our common stock and warrants to purchase 980,000 shares of our common stock at $8.12 per share. On November 21, 2003, we received net proceeds of approximately $0.4 million from the exercise of the 150,000 warrants issued in connection with the February sale of our common stock. On December 31, 2003, we received net proceeds of approximately $1.0 million from the exercise of 360,000 warrants issued in connection with our 2003 Senior Convertible Notes.

Indebtedness

As of December 31, 2005, on a consolidated basis, we had an aggregate of $11.6 million of liabilities (including the $4.6 million of current-portion of long-term liabilities and $3.0 million of non-current liabilities), of which $7.5 million were obligations of our wholly-owned subsidiary Igeneon.  By comparison, as of December 31, 2004, we had $23.0 million of convertible debentures, all of which had been repaid and/or converted into shares of Series A-1 Preferred Stock by December 31, 2005.

The $23.0 million of convertible debentures and notes outstanding as of December 31, 2004 was comprised of $3.0 million principal amount of our Series A Convertible Debenture issued to sanofi pasteur in 2003, and $20.0 million of senior convertible notes issued to three accredited investors in 2003 (the "2003 Senior Convertible Notes"). There was an initial discount calculated against the value of the 2003 Senior Convertible Notes of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and other discounts attributable to the value of the detachable warrants issued in conjunction with the 2003 Senior Convertible Notes of $4.6 million. The discount at December 31, 2004, was $11.2 million which was offset against the $20.0 million of aggregate principal amount of convertible notes and is therefore reflected as $11.8 million of convertible notes in the accompanying financial statements. The discount at December 31, 2003, was $12.3 million which was offset against the $20.0 million of aggregate principal amount of convertible notes and is therefore reflected as $10.7 million of convertible notes in the accompanying financial statements.

Our Series A Convertible Debenture had a principal amount of $3.0 million and was a convertible, redeemable, five-year debenture that was to mature on December 19, 2007. The Series A Convertible Debenture bore interest at a rate of 11.0% per annum, payable annually. On November 7, 2005, we entered into a termination agreement with sanofi pasteur, terminating the parties’ strategic alliance. Specifically, the termination agreement terminated the Co-Promotion Agreement and the License and Supply Agreements with sanofi pasteur relating to the development, manufacture and commercialization of Insegia. As part of the dissolution of our relationship with sanofi pasteur, we repaid the entire principal amount of the Series A Convertible Debenture.

The remaining $20.0 million consisted of redeemable, five-year interest-bearing senior convertible notes, which were issued in two tranches to accredited investors in 2003. The 2003 Senior Convertible Notes originally matured on March 31, 2008, although they were subject to a put, at the option of the holders, on and after April 1, 2006. The 2003 Senior Convertible Notes bore interest at a rate of 6.0% per annum, payable quarterly in cash or shares of our common stock, at our option. During 2005, we issued an aggregate of 1,062,842 shares of our common stock in lieu of cash for aggregate interest payments of $1,050,000 and during 2004, we issued an aggregate of 278,907 shares of our common stock in lieu of cash for aggregate interest payments of $1.2 million on our 2003 Senior Convertible Notes.

In connection with the issuance of the 2003 Senior Convertible Notes, we issued an aggregate of 1,440,000 warrants with an initial exercise price of $2.70 per share, subject to adjustment. The warrants contain provisions that place a cap on the numbers of shares of our common stock issuable upon their conversion or exercise at any one time, such that the holders thereof shall not have the right to convert any portion of the notes to the extent that after giving effect to such conversion the holders would beneficially own more than 19.99% or 4.99%, as the case may be for the respective holder, of the number of shares of our common stock outstanding immediately prior to such conversion or exercise. However, the warrants do not establish a "floor" that would limit reductions in the exercise price. By corollary, there is no "ceiling" on the aggregate number of shares issuable upon exercise of the warrants.

On November 9, 2005, we entered into a binding Letter Agreement with the holders of the 2003 Senior Convertible Notes (the "Holders"). Under the terms of the Letter Agreement, the Holders agreed to surrender the 2003 Senior Convertible Notes for cancellation by us in exchange for (i) $3,000,000 in cash, (ii) shares of our 0% Non-participating Series A-1 Convertible Preferred Stock (the "Series A Preferred Stock") with an original aggregate preference value of $10,000,000, and (iii) 6,500,000 shares of our common stock, of which 1,500,000 shares were delivered into escrow by us at closing. The transaction closed on November 23, 2005.

The shares of Series A Preferred Stock are convertible into shares of our common stock at a price per share of $0.50 (the "Series A Conversion Price"), subject to certain antidilution adjustments for a period of up to three years. In no event will the Series A Conversion Price be reduced below $0.48 (the "Conversion Price Floor") as a result of an antidilution adjustment; provided that we may not close any offering of its securities without the consent of two-thirds (2/3) of Holders of the then-outstanding shares of Series A Preferred Stock, if the result of such offering would have had the effect of reducing the Series A Conversion Price below the Conversion Price Floor, if not for the Conversion Floor Price.

The 1,500,000 shares of common stock delivered into escrow at closing will remain in escrow for a period of up to two (2) years with a portion of the shares subject to return to us in the event that, during such two (2) year period, our common stock trades for a certain period of time at or above $3.23 per share (subject to adjustment for stock splits, reverse stock splits and other recapitalizations of our common stock).

Although the 2003 Senior Convertible Notes were cancelled, the Holders retained all of the remaining outstanding warrants initially issued to them in connection with the issuance of the notes. Furthermore, as a result of the note exchange, the number of shares of common stock issuable upon exercise of the outstanding warrants increased from 720,000 shares to 900,000 shares and the exercise price was reduced to $2.16. As a result of this issuance, we recorded a non-cash expense of $70,200 during the year ended December 31, 2005.

As of December 31, 2005, our wholly-owned subsidiary, Igeneon, had approximately $6.8 million in USD equivalents in interest-bearing liabilities that are comprised of financial liabilities relating to funds received by Igeneon prior to the acquisition from various financial institutions and guaranteed by governmental agencies for Igeneon’s research and development activities. The table below provides the amounts outstanding in principal and interest (in thousands in USD Equivalents), the maturity of each liability and the interest rate.

	2006	2007	2008	2009	2010	Total	Fair Value
	(in thousands in USD equivalents)
Fixed Rate Liabilities:
AWS Mezzanine financing (0.0%)	$248	$—	$—	$—	$—	$248	$240
Österreichische Forschungsförderungs-gesellschaft (Avg. Rate 2.5%) (EUR)	551	—	—	—	—	551	516
Bank Austria Creditanstalt (0.5%) (EUR)	2,664	—	—	—	—	2,664	2,468
Variable Rate Liabilities:
Bank Austria Creditanstalt (Euribor +0.6%) (EUR)	434	217	—	—	—	651	572
Bank Austria Creditanstalt (FFG-Kredit) (Euribor +0.5%) (EUR)	154	308	308	154	—	924	692
Erste Bank (FFG-Kredit) (Euribor +0.6%) (EUR)	237	237	118	—	—	592	504
Erste Bank (AWS-Kredit) (Euribor +0.5%) (EUR)	—	—	395	395	395	1,185	770
Total	$4,288	$762	$821	$549	$395	$6,815	$5,762

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements, specifically, to fund the continued clinical development of Insegia, the clinical and pre-clinical studies for our other product-candidates, including monoclonal antibodies, and for potential licenses and acquisitions of complementary products or technologies. Our uses of cash for operating activities and capital expenditures during the years ended December 31, 2003, 2004 and 2005 were as follows:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Net cash used in operating activities	$32,042	$23,321	$32,954
Capital expenditures	55	712	7

Total	$32,097	$24,033	$32,961

Inflation

Inflation and changing prices have not had a material effect on our continuing operations and we do not expect inflation to have any material effect on our continuing operations in the foreseeable future. Interest and other income were primarily derived from money-market accounts.

Effect Of Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires stock-based employee compensation to be measured based on the grant-date fair value of the award and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123(R) eliminates the alternative use of APB No. 25 intrinsic value method of accounting for stock options granted to employees. The Company adopted the provisions of SFAS No. 123(R) on January 1, 2006, using the modified prospective transition method and the Black-Scholes valuation model to value the stock options. Although we have not yet completed our analysis of the impact of SFAS 123(R), we believe the impact for the year ending December 31, 2006, will be material to the financial statements. The estimated compensation charges can be affected by a number of variables, including the Company’s stock price and the timing of 2006 employee stock option grants.

Off-Balance Sheet Arrangements

We do not have or engage in any off-balance sheet arrangements.

Contractual Obligations

We have fixed contractual obligations under various long-term debt instruments and lease agreements. These contractual obligations were comprised of the following as of December 31, 2005:

	Payment due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	$6,815	$4,288	$2,132	$395	$—
Operating Lease Obligations	2,246	788	1,458	—	—

Total	$9,061	$5,076	$3,590	$395	$—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31 2005, we had no outstanding convertible debt instruments. We are exposed to certain market risks that are inherent in our financial investments.

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.

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

Cash equivalents consist of money market funds and short-term investments with maturities of three months or less placed with major financial institutions.

We are exposed to certain market risks that are inherent in our financial instruments. Specifically, our wholly-owned subsidiary, Igeneon, is subject to interest-rate risk on its variable rate financial liabilities. The following table presents the future principal payment obligations and interest rates associated with Igeneon’s financial liabilities as of December 31, 2005:

	2006	2007	2008	2009	2010	Total	Fair Value
	(in thousands in USD equivalents)
Fixed Rate Liabilities:
AWS Mezzanine financing (0.0%)	$248	$—	$—	$—	$—	$248	$240
Österreichische Forschungsförderungs-gesellschaft (Avg. Rate 2.5%) (EUR)	551	—	—	—	—	551	516
Bank Austria Creditanstalt (0.5%) (EUR)	2,664	—	—	—	—	2,664	2,468
Variable Rate Liabilities:
Bank Austria Creditanstalt (Euribor +0.6%) (EUR)	434	217	—	—	—	651	572
Bank Austria Creditanstalt (FFG-Kredit) (Euribor +0.5%) (EUR)	154	308	308	154	—	924	692
Erste Bank (FFG-Kredit) (Euribor +0.6%) (EUR)	237	237	118	—	—	592	504
Erste Bank (AWS-Kredit) (Euribor +0.5%) (EUR)	—	—	395	395	395	1,185	770
Total	$4,288	$762	$821	$549	$395	$6,815	$5,762

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data for the Company are on pages F-1 through F-23. All financial statement schedules have been omitted as they are not required, inapplicable or the information required is furnished in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Mangement's Report on the Company's Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control—Integrated Framework.

In performing this assessment, management reviewed the manner in which we classified our current-potion of long-term indebtedness, the presentation of the required disclosures regarding our foreign subsidiary's debt and the manner in which we accounted for our accrued interest payable. As a result of this review, management determined that there was a material weakness in our internal control over financial reporting related to (i) our system of entry of certain types of transactions into the general ledger and subsidiary ledgers and (ii) the timely reconciliation of general ledger balance sheet accounts to the appropriate underlying subsidiary records. All of these conditions are a result of an inappropriate level of accounting and reporting expertise in the accounting and finance department. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that this material weakness existed because we erroneously accounted for certain of our current-portion of long-term indebtedness and other liabilities (including trade payables and accrued liabilities) as long-term liabilities, the required disclosures regarding our foreign subsidiary's debt was incorrectly reported and our accrued interest payable was incorrectly reported due to our failure to reflect the issuance of common stock in lieu of interest on our 2003 Senior Convertible Notes during the second quarter of 2005 which also impacted the third quarter of 2005.

Management believes that this material weakness was first identified in the quarter ended June 30, 2005. Management first discovered what it initially deemed were deficiencies in the aforementioned internal controls in connection with its preparation of an amendment to our Registration Statement on Form S-1. As a result of this review and discovery, management decided to restate our financial statements for the second and third quarters of fiscal year ended December 31, 2005, which we did on November 25, 2005.

Based on the material weakness described above, management concluded that internal control over financial reporting was not effective as of December 31, 2005.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears in the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Remediation of the Material Weakness

In performing its assessment, management has determined that the causes of the material weaknesses in our internal controls over financial reporting were due to:

•	staff turnover in a critical accounting position within the parent company accounting function;

•	the added complexities of accounting and reporting requirements associated with having a foreign subsidiary; and

•	failure to update detailed reporting procedures resulting from the acquisition.

We have discussed the material weakness in our internal controls over financial reporting with the Audit Committee of our Board of Directors and with the Company’s independent registered public accounting firm, Ernst &Young LLP, for the period covered by this Form 10-K. In response, beginning in December 2005 we began taking measures to remediate the material weakness in our internal controls. Such remediation measures have included the following:

•	we have retained additional accounting professional support to improve the review and oversight of financial reporting; and

•	we have developed reporting instructions and checklists for the newly acquired foreign subsidiary’s accounting function to follow and complete.

While these remediation measures were implemented in order to assist us with closing our December 31, 2005, consolidated financial statements and in assisting us with the preparation of our December 31, 2005, Form 10-K, the material weakness identified above was not remediated as of December 31, 2005.

In addition, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Igeneon GmbH which was acquired in March 2005 and the results of which are included in the 2005 consolidated financial statements of Aphton Corporation and constituted 37% of total assets, as of December 31, 2005, and 19% of net loss, for the year then ended.

Disclosure Controls and Procedures

      Based on the evaluation of the effectiveness of our disclosure controls and procedures and the deficiency in controls as noted above, the company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31,2005. However, as discussed above, changes have been implemented subsequent to the period covered by this Form 10-K to add controls to correct the material weakness in internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer and our Chief Financial Officer (who also serves as our principal accounting officer). In addition, we have adopted a Code of Business Conduct and Ethics which applies to our directors, officers and employees. A copy of each of these codes are available on the Company's website at www.aphton.com.

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed on or before April 30, 2006.

ITEM 11. EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed on or before April 30, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed on or before April 30, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed on or before April 30, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed on or before April 30, 2006.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See "Item 8. Financial Statements and Supplementary Data" for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation, as amended.(1)
3.3	Amended and Restated By-Laws.*
4.5	Form of Warrant to purchase common stock, dated March 31, 2003, issued by Aphton Corporation to SF Capital Partners Ltd., Heartland Value Fund and Smith Barney Fundamental Value Fund Inc. (2)
4.7	Form of Additional Warrant to purchase common stock issued by Aphton Corporation to SF Capital Partners Ltd. (3)
4.8	Form of Warrant pursuant to which certain directors and officers of Aphton Corporation were granted stock options. (4)
4.9	Form of Class A Investor Warrant to purchase common stock issued to certain institutional investors on September 18, 2003. (5)
4.10
Rights Agreement, dated as of August 17, 2004, between Aphton Corporation and the Rights Agent (which includes the Form of Certificate of Designations, as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Shares of Preferred Stock as Exhibit C). (6)

10.10+	Incentive and Reward Plan, as amended. (7)
10.11	Collaboration and License Agreement, dated as of June 22, 2004, between Aphton Corporation and Daiichi Pure Chemicals Co., Ltd. (8)
10.12+	Aphton Corporation 2004 Equity Participation Plan. (9)
10.13
Stock Purchase Agreement dated as of December 14, 2004, among Igeneon Krebs- Immunutherapie Forschungs - Und Entwicklungs-Ag ("Igeneon"), the holders of equity securities of Igeneon, and Aphton Corporation. (10)

10.14+	Employment Agreement, effective as of January 29, 2004, by and between Aphton Corporation and Patrick T. Mooney, M.D. (11)
10.15+	Employment Agreement, effective as of August 17, 2004, by and between Aphton Corporation and James F. Smith. (12)
10.16+	Employment Agreement, effective as of March 1, 2005, by and between Aphton Corporation and Susan Anne Watson. (13)
10.17	Severance Agreement and Full Waiver and Release, effective June 9, 2005, between Dov Michaeli and Aphton Corporation. (14)
10.18	Consulting Agreement, dated June 9, 2005, between Dov Michaeli and Aphton Corporation. (15)
10.19	Severance Agreement and Full Waiver and Release, effective July 30, 2005, between Frederick Jacobs and Aphton Corporation. (16)

10.20+	Retention Agreement, effective August 12, 2005, between Aphton Corporation and Patrick T. Mooney, MD. (17)
10.21+	Retention Agreement, effective August 12, 2005, between Aphton Corporation and James F. Smith. (18)
10.21A+	Amendment to Retention Agreement, dated December 23, 2005, between the Company and James F. Smith.*
10.22
Exchange Agreement, dated as of November 23, 2005, among Aphton Corporation, SF Capital Partners Ltd., Heartland Group, Inc., solely on behalf of the Heartland Value Fund, and Smith Barney Fundamental Value Fund Inc. (Nominee Name: Horizon Waves & Co.) (19)

10.23
Registration Rights Agreement, dated as of November 23, 2005, among Aphton Corporation, SF Capital Partners Ltd., Heartland Group, Inc., solely on behalf of the Heartland Value Fund, and Smith Barney Fundamental Value Fund Inc. (Nominee Name: Horizon Waves & Co.) (20)

21	Subsidiaries.*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+ Management contract or compensatory plan or arrangement
* Filed herewith
(1) Incorporated by reference to Exhibit 3.1 to the Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed on November 29,2005.
(2) Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 8-K filed on April 1, 2003.
(3) Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 filed on June 27, 2003.
(4) Incorporated by reference to Exhibit 4.8 the Registrant’s Registration Statement on Form S-8 filed on July 8, 2003.
(5) Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed on October 31, 2003.
(6) Incorporated by reference to Exhibit 4.9 to the Registrant’s Form 8-K filed on August 18, 2004.
(7) Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8 filed on July 8, 2003.
(8)  Incorporated by reference to Exhibit 10.11 the Registrant’s Form 10-Q for the quarter ended June 30, 2004.
(9)  Incorporated by reference to Exhibit 10.12 the Registrant’s Registration Statement on Form S-8 filed on September 7, 2004.
(10)  Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed December 15, 2004.
(11) Incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 2004.
(12) Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 2004.
(13) Incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K for the year ended December 31, 2004.
(14) Incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-Q for the quarter ended June 30, 2005.
(15)  Incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-Q for the quarter ended June 30, 2005.
(16)  Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-Q for the quarter ended September 30, 2005.
(17)  Incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q for the quarter ended September 30, 2005.
(18)  Incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q for the quarter ended September 30, 2005.
(19)  Incorporated by reference to Exhibit 10.23 to the Registrant's From 8-K filed on November 25, 2005.
(20)  Incorporated by reference to Exhibit 10.24 to the Registrant's From 8-K filed on November 25, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APHTON CORPORATION

By:	/s/ PATRICK T. MOONEY, M.D.
Patrick T. Mooney, M.D.
Chief Executive Officer, President and Chairman of the Board of Directors April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PATRICK T. MOONEY, M.D. Patrick T. Mooney, M.D.	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	April 17, 2006
/s/ JAMES F. SMITH James F. Smith	Chief Financial Officer (Principal Financial Officer)	April 17, 2006
/s/ ROBERT S. BASSO Robert S. Basso	Director	April 17, 2006
/s/ VINCENT D. ENRIGHT Vincent D. Enright	Director	April 17, 2006
/s/ WILLIAM A. HASLER William A. Hasler	Director	April 17, 2006
/s/ GEORGES HIBON Georges Hibon	Director	April 17, 2006
/s/ DAVID H. SACHS David H. Sachs	Director	April 17, 2006

APHTON CORPORATION

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Stockholders
Aphton Corporation

We have audited the accompanying consolidated balance sheets of Aphton Corporation (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Aphton Corporation will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control─Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2006, expressed an adverse opinion thereon.

/s/Ernst & Young LLP

Philadelphia, Pennsylvania
April 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Aphton Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on the Company’s Internal Control over Financial Reporting that Aphton Corporation did not maintain effective internal control over financial reporting at December 31, 2005, because of the effect of the material weakness described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aphton Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Management determined there was an inadequate level of accounting and reporting expertise in the accounting and finance department at December 31, 2005, and earlier during the year ended December 31, 2005. This lack of expertise reduces the effectiveness of the corporate accounting and finance staff in its monitoring and evaluation of the Company’s financial position and operating results, increasing the risk of a financial statement misstatement. As a result of the items described above, adjustments were recorded related to outstanding debt, accruals and additional paid-in capital and related disclosures, and the Company restated its interim financial statements for the second and third quarters of the year ended December 31, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated April 14, 2006, on those consolidated financial statements.

As indicated in the accompanying Management’s Report on the Company’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Igeneon GmbH which was acquired in March 2005 and the results of which are included in the 2005 consolidated financial statements of Aphton Corporation and constituted 37% of total assets as of December 31, 2005, and 19% of net loss for the year then ended. Our audit of internal control over financial reporting of Aphton Corporation also did not include an evaluation of the internal control over financial reporting of Igeneon GmbH.

In our opinion, management’s assessment that Aphton Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Aphton Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.

/s/Ernst & Young LLP

Philadelphia, Pennsylvania
April 14, 2006

APHTON CORPORATION
Consolidated Balance Sheets

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$2,052,270	$29,999,497
Short-term investments available for sale	2,509,149	12,314,992
Investment securities-trading	—	1,099,585

Total cash and short-term equivalents	4,561,419	43,414,074
Other current assets	1,494,236	556,165
Total current assets	6,055,655	43,970,239
Equipment and improvements, net	706,409	780,307
Other assets	13,794	—
Deferred acquisition costs	—	659,488
Deferred financing costs, net of accumulated amortization of $45,085 as of December 31, 2004	—	519,915
Unconditional supply commitment	—	6,704,678
Total assets	$6,775,858	$52,634,627
Liabilities and Stockholders’ (Deficit) Equity
Liabilities:
Current liabilities:
Trade accounts payable	$3,089,802	$3,941,760
Due to related party	—	3,255,435
Accrued liabilities	968,054	1,835,006
Current portion of long-term liabilities	4,636,769	—
Accrued interest payable	—	630,000
Total current liabilities	8,694,625	9,662,201
Note payable and deferred rent	—	137,247
Convertible debentures and notes, net of discount of $11,154,978 as of December 31, 2004	—	11,845,022
Deferred revenue	—	10,000,000
Other liabilities	2,946,557	—
Total liabilities	11,641,182	31,644,470
Commitments
Stockholders’ (Deficit) Equity:
Preferred stock, $0.001 par value - Authorized: 4,000,000 shares, Issued and outstanding: 10,000 shares at December 31, 2005	7,800,000	—
Common stock, $0.001 par value - Authorized: 100,000,000 shares, Issued and outstanding: 67,056,428 shares at December 31, 2005, and 37,798,586 shares at December 31, 2004	67,056	37,799
Additional paid in capital	247,178,411	216,320,552
Accumulated other comprehensive income	779,076
Purchase warrants	463,600	298,900
Accumulated deficit	(261,153,466)	(195,667,094)
Total stockholders’ (deficit) equity	(4,865,323)	20,990,157
Total liabilities and stockholders’ (deficit) equity	$6,775,858	$52,634,627

The accompanying notes are an integral part of the consolidated financial statements.

APHTON CORPORATION
Consolidated Statements of Operations
for the years ended December 31, 2005, 2004 and 2003

	December 31, 2005	December 31, 2004	December 31, 2003
Revenue:	$—	$—	$—
Costs and Expenses:
General and administrative	11,187,280	5,569,928	2,767,456
Research and development	19,949,499	21,147,034	21,878,276
Acquired in-process research and development	32,873,940	—	—
Restructuring expense	925,360	—	—

Total costs and expenses	64,936,079	26,716,962	24,645,732
Loss from operations	(64,936,079)	(26,716,962)	(24,645,732)

Other Income (Expense):
Dividend and interest income	708,515	587,535	77,732
Interest expense including amortized discount	(2,916,998)	(2,675,709)	(1,851,240)
Unrealized gain on investments	—	43,298	119,374
Dissolution of marketing alliance and settlement of debt obligations	1,657,190	—	—
Net loss	$(65,486,372)	$(28,761,838)	$(26,299,866)

Per share data:
Basic and diluted loss per common share	$(1.17)	$(0.79)	$(1.02)

Weighted-average number of common shares outstanding	55,758,243	36,285,202	25,790,506

The accompanying notes are an integral part of the consolidated financial statements.

APHTON CORPORATION
Consolidated Statements of Stockholders’ (Deficit) Equity
for the years ended December 31, 2005, 2004 and 2003

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Other Comprehen- sive Income	Purchase Warrants	Accumulated Deficit	Total
Balance, January 1, 2003	—	—	24,201,639	24,202	128,956,652	—	298,900	(140,605,390)	(11,325,636)
Sale and exercise of purchase warrants	—	—	510,000	510	1,434,351	—	—	—	1,434,861
Sale of stock, net	—	—	4,419,999	4,420	22,641,968	—	—	—	22,646,388
Issuance of stock for interest payment	—	—	85,619	85	524,915	—	—	—	525,000
Discount on convertible debentures	—	—	—	—	12,943,508	—	—	—	12,943,508
Net loss	—	—	—	—	—	—	—	(26,299,866)	(26,299,866)
Balance, December 31, 2003	—	—	29,217,257	29,217	166,501,394	—	298,900	(166,905,256)	(75,745)
Sale and exercise of stock options	—	—	6,200	7	11,833	—	—	—	11,840
Sale and exercise of purchase warrants	—	—	246,223	246	(246)	—	—	—	—
Sale of stock, net	—	—	8,050,000	8,050	48,607,850	—	—	—	48,615,900
Issuance of stock for interest payment	—	—	278,906	279	1,199,721	—	—	—	1,200,000
Net loss	—	—	—	—	—	—	—	(28,761,838)	(28,761,838)
Balance, December 31, 2004	—	—	37,798,586	$37,799	$216,320,552	$—	$298,900	$(195,667,094)	$20,990,157
Comprehensive Income
Net loss	—	—	—	——	—	—	—	(65,486,372)	(65,486,372)
Change in Foreign Currency Translation Adjustment	—	—	—	—	—	779,076	—	—	779,076
Comprehensive loss									64,707,296
Issuance of Preferred Stock	10,000	$7,800,000	—	—	—	—	—	—	7,800,000
Issuance of stock for Igeneon acquisition	—	—	21,500,000	21,500	27,068,500	—	—	—	27,090,000
Issuance of restricted stock	—	—	195,000	195	210,405	—	—	—	210,600
Debt to Equity conversion	—	—	6,500,000	6,500	2,528,500	—	—	—	2,535,000
Issuance of stock for interest payment	—	—	1,062,842	1,062	1,050,454	—	—	—	1,051,516
Issuance of Warrants	—	—	—	—	—	—	164,700	—	164,700
Balance, December 31, 2005	10,000	$7,800,000	67,056,428	$67,056	$247,178,411	$779,076	$463,600	$(261,153,466)	$(4,865,323)

The accompanying notes are an integral part of the consolidated financial statements.

APHTON CORPORATION
Consolidated Statements of Cash Flows
for the years ended December 31, 2005, 2004 and 2003

	December 31, 2005	December 31, 2004	December 31, 2003
Cash flows from operating activities:
Cash paid to suppliers and employees	$(40,349,512)	$(23,731,660)	$(33,183,380)
Sale of trading securities	7,599,211	—	240,000
Purchase of trading securities	—	(219,701)	(208,118)
Gains from trading securities	—	43,298	119,374
Interest and dividends received	708,515	587,535	77,732
Net cash used in operating activities	(34,041,786)	(23,320,528)	(32,954,392)
Cash flows from investing activities:
Purchases of available for sale investments	(27,939,338)	(12,314,992)	—
Maturity of investment securities - available for sale	37,745,181	—	—
Deferred acquisition costs	—	(659,488)	—
Cash acquired, net of costs	1,451,622	—	—
Capital expenditures	(79,093)	(712,223)	(7,051)
Net cash (used in) investing activities	11,178,372	(13,686,703)	(7,051)
Cash flows from financing activities:
Proceeds from convertible debentures	—	—	20,000,000
Deferred finance charges related to convertible debentures	—	—	(565,000)
Issuance of common stock	—	48,627,740	24,081,249
Repayment of notes and convertible debentures	(7,135,296)
Net cash (used in) provided by financing activities	(7,135,296)	48,627,740	43,516,249
Net (decrease) increase in cash and cash investments	(27,947,227)	11,620,509	10,554,806
Cash and cash equivalents:
Beginning of period	29,999,497	18,378,988	7,824,182
End of period	$2,052,270	$29,999,497	$18,378,988
Reconciliation of net loss to net cash used in operating activities
Net loss	$(65,486,372)	$(28,761,838)	$(26,299,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges for acquired in-process research and development	$32,873,940	—	—
Common stock issued for interest payment	751,516	1,200,000	525,000
Common stock issued as compensation	210,600	—	—
Warrant issuance	164,700	—	—
Depreciation and amortization	802,091	90,450	93,580
Amortization of deferred financing costs	52,965	36,095	8,990
Amortization of discount on convertible debentures	1,041,617	1,106,530	682,000
Settlement of obligations	(1,657,190)	—	—
Unrealized (gains) losses from investments	—	(43,298)	(119,374)
Non-cash employee compensation expense	—	43,298	119,374
Investment securities—trading	7,622,333	(262,999)	31,882
Other current assets	504,959	(38,537)	(142,888)
Unconditional supply commitment	—	93,222	—
Note payable and deferred rent	(137,247)	137,247	—
Accounts payable and other	(9,513,291)	3,079,302	(8,472,090)
Interest payable	—	—	619,000
Foreign exchange translation	806,559	—	—
Net cash used in operating activities:	$(32,041,786)	$(23,320,528)	$(32,954,392)

The accompanying notes are an integral part of the consolidated financial statements.

1.	Organization and Significant Accounting Policies

Aphton Corporation is a biopharmaceutical company focused on developing innovative cancer therapies. The Company's research and development efforts are based on its proprietary active immunization and monoclonal antibody technologies, and its technologies are based on key discoveries made by the Company, as well as its understanding of the central role of gastrin, a naturally occurring hormone, and gastrin receptors.

On March 24, 2005, Aphton acquired all of the outstanding equity securities of Igeneon GmbH (formerly Igeneon AG). Upon consummation of the acquisition by the Company of Igeneon's equity securities, Igeneon became the Company's wholly-owned subsidiary. Igeneon, headquartered in Vienna, Austria, is a clinical stage biopharmaceutical company. Through Igeneon, the Company is focused on the development of active and passive cancer immunotherapies (cancer vaccines and monoclonal antibodies) designed to prevent or delay the development of metastases in cancers of epithelial origin. These product-candidates are designed to target disseminated tumor cells, thereby having the potential to prevent metastasis and the spread of cancer.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Igeneon GmbH. All intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Currency Accounting

The Company complies with Statement of Financial Accounting (SFAS) No. 52 "Foreign Currency Translation," which established standards for reporting on foreign subsidiaries in consolidated financial statements. The foreign currency translation adjustment represents the foreign currency translation related to the operations of Igeneon since the date of acquisition.

General and Administrative Expenses

General and administrative expenses represent expenses not clearly related to research and development expense. A significant portion of these expenses are related to intellectual property/patent legal costs and salaries, which are typically excluded from research and development according to Statement of Financial Accounting Standards (SFAS) No. 2 "Accounting for Research and Development Costs."

Cash Equivalents

The Company considers all highly liquid debt instruments, including short-term cash investments with initial or remaining maturity from date of purchase of three months or less, to be cash equivalents.

Equipment and Improvements

The Company depreciates equipment and improvements using the straight-line method over the estimated economic lives (three to ten years). Improvements are amortized over the term of the lease, or the life of the asset, whichever is shorter, using the straight-line method.

Long-lived assets are reviewed for any indications of impairment. If indicators are noted and the carrying value of the assets exceeds the expected future cash flows related to those assets, impairment losses are recognized to reflect any excess of carrying amounts over the fair value of assets. As of December 31, 2005, the Company has determined that no impairment of assets exists and therefore no impairment loss has been recognized.

Impairment of the Unconditional Supply Commitment

The Company had the unconditional right to receive from sanofi pasteur (formerly Connaught Laboratories Limited) supplies of Diptheria Toxoid, a key ingredient of Insegia, originally aggregating $9 million. The Company’s policy was to review the current market prices of available supplies, if any, to assure that they remained above the stated sanofi pasteur contract price of the materials and that the right to receive the supplies remained unimpaired. The Company dissolved its relationship with sanofi pasteur on November 7, 2005, and as such the unconditional supply commitment was terminated and the related assets and liabilities were written off.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash equivalents, short-term investments, and accounts payable approximated fair value as of December 31, 2005 and 2004, because of the relatively short-term maturity of these instruments.

Short-Term Investments Available- for-sale

Available-for-sale investments are carried at market value and any unrealized gain or loss, net of income taxes, is reported in accumulated other comprehensive income as a separate component of stockholders' equity. Gains and losses realized on the sales of investment securities are determined using the specific identification method.

Investment Securities

Investment securities consist principally of debt securities issued by the U.S. Treasury and other U.S. Government agencies and corporations and investment in other securities, including mutual funds.

Investment securities are classified into three categories and accounted for as follows: (1) Held-to-maturity securities are debt securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. (2) Trading securities are securities which are bought and held principally for the purpose of selling them in the near term. These securities are reported at fair value, with unrealized gains and losses included in current earnings. (3) Available-for-sale securities are debt and equity securities not classified as either held-to-maturity or trading securities. The Company had no held-to-maturity securities at December 31, 2005 and 2004.

Concentrations of Credit Risk

The Company’s cash and cash equivalents are held in several financial institutions and consist principally of insured money market accounts and cash management accounts that are collateralized by or invested in U.S. Government and U.S. Government agency securities. The Company also invests in short-term securities that are readily available for sale.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for the reporting and display of comprehensive loss and its components. SFAS 130 requires unrealized gains and losses on available-for-sale securities and foreign currency translation gains and losses to be included in other comprehensive income (loss).

Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards 128, "Earnings per Share" ("SFAS No. 128). Under the provisions of SFAS 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted-average number of common shares and dilutive common shares equivalents then-outstanding. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and the shares issuable upon the exercise of warrants. Diluted EPS is identical to Basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

Stock-Based Compensation

SFAS No. 148, "Accounting for Stock-Based Compensation" allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to use the intrinsic value method.

Pro forma information is required by SFAS No. 148 and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: risk-free interest rates of 3.0% for all years; dividend yield of 0% for all years; expected volatility factor of 100% for all years; and expected weighted-average life of 17.8 years, 19.5 years, and 19.3 years. The weighted-average fair value of options granted during 2005, 2004 and 2003 was $1.08, $6.45 and $2.95 respectively.

The Company’s pro forma information follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in thousands)
Net loss as reported	$(65,486)	$(28,762)	$(26,300)
Total stock-based compensation - determined under fair value-based method for all awards	2,028	2,035	2,056
Pro forma net loss	$(67,514)	$(30,797)	$(28,356)
Net loss per share basic and diluted - as reported	$(1.17)	$(0.79)	$(1.02)
Net loss per share basic and diluted - pro forma	$(1.21)	$(0.85)	$(1.10)

Recent Accounting Pronouncement

In December 2004, the FASB issued Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires stock-based employee compensation to be measured based on the grant-date fair value of the award and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123(R) eliminates the alternative use of APB No. 25 intrinsic value method of accounting for stock options granted to employees. The Company adopted the provisions of SFAS No. 123(R) on January 1, 2006, using the modified prospective transition method and the Black-Scholes valuation model to value the stock options. Although we have not yet completed our analysis of the impact of SFAS 123(R), we believe the impact for the year ending December 31, 2006, will be material to the financial statements. The estimated compensation charges can be affected by a number of variables, including the Company’s stock price and the timing of 2006 employee stock option grants.

2.	Going Concern Considerations

The Company does not generate any revenue. Consequently, its primary sources of funds to finance our operations are the sale of its equity and convertible securities and the exercise of outstanding warrants. For the year ended December 31, 2005, the Company's cash flow used in operations was $32.0 million and cash flow used in financing activities was $7.1 million. Furthermore, at December 31, 2005, the Company had cash, cash equivalents and short-term investments totaling $4.6 million and a working capital deficiency of $2.7 million compared to cash, cash equivalents and short-term investments totaling $43.4 million and working capital of $34.3 million at December 31, 2004. Based on its current operating plans and known and anticipated contractual obligations, and assuming no further funding or potential revenues that may be generated from product partnering or licensing initiatives Aphton is currently pursuing, the Company believes that its existing capital resources, which consist primarily of cash, cash equivalents and short-term investments, will only enable it to maintain operations into the second quarter of 2006. However, the Company is currently in negotiations with a lead investor to provide financing to the Company. If successful in consummating the financing, Aphton intends to use the net proceeds received from the financing to fund its operations and support the clinical development of its product-candidates. The current terms of the financing under negotiation contemplates a significant investment. If the Company is successful in consummating the proposed financing, management believes the Company would have sufficient capital to support its operations into 2007.

3.	Acquisition of Igeneon

On March 24, 2005, the Company completed the acquisition of Igeneon, pursuant to the terms of a Stock Purchase Agreement dated December 14, 2004.

As consideration for the Company's acquisition of all of the outstanding equity securities of Igeneon, Igeneon stockholders received a total of $25,000 cash and 21,500,000 shares of the Company’s common stock. The aggregate consideration related to the acquisition totaled $28.5 million, including the cash consideration, value of common stock issued, liabilities assumed, and deal related costs. The Company issued 21,500,000 shares of common stock valued at $27.1 million, which was based on the price of our common stock at the date of the acquisition, which occurred on March 24, 2005.

The acquisition was accounted for under the purchase method of accounting. The results of operations of Igeneon have been included in the consolidated statements of operations commencing as of March 24, 2005. The purchase price was allocated to the acquired assets and assumed liabilities based on the fair values as of the date of the acquisition.

The purchase price allocation is as follows:

Cash and investments	$8,729,370
Accounts receivable	1,403,880
Financial assets	13,281
Fixed assets	1,480,228
Prepaid expenses and other assets	90,121
Negative goodwill	(43,243,646)
In-process research and development	75,236,000

Total assets and in-process research and development acquired	43,709,234
Less liabilities assumed	(15,204,746)

Purchase price	$28,504,488

The excess of the estimated fair market value over the purchase price amounted to $43.2 million which was allocated to goodwill. This resulted in a negative goodwill balance. Accordingly, negative goodwill was further allocated to the assets acquired resulting in the reduction of the values assigned to the acquired assets. In-process R & D was reduced by $42.2 million, resulting in a net value of approximately $33 million.

The value assigned to the acquired in-process research and development was determined by identifying those acquired in-process research projects for which: (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable based on reasonable assumptions. The value of the in-process research and development was based on the income approach that focuses on the income-producing capability of the assets. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset. Significant assumptions and estimates used in the valuation of in-process research and development included: the stage of development for each of the two projects; future revenues; growth rates for each product; product sales cycles; the estimated life of a product’s underlying technology; future operating expenses; probability adjustments to reflect the risk of developing the acquired technology into commercially viable products; and a discount rate of 35% to reflect present value. The acquired in-process research and development was valued at $75.2 million. After allocation of negative goodwill to the in-process research and development, the remaining value of $33 million was expensed on the acquisition date, and included in the accompanying consolidated statements of operations for the year ended December 31, 2005.

The following unaudited pro forma financial information for the years ended December 31, 2005 and 2004, combines the historical financial information of Aphton and Igeneon giving effect to the acquisition as if it occurred on January 1, 2004, and January 1, 2005, reflecting only pro forma adjustments expected to have a continuing impact on the combined results.

	Year ended December 31, 2005	Year ended December 31, 2004
Total revenue	$—	$—
Net loss	$(69,690,000)	$(84,014,000)

Net loss per share:
Basic and diluted	$(1.25)	$(2.32)

Weighted-average shares outstanding:
Basic and diluted	55,758,243	36,285,202

The pro forma financial information has been prepared for comparative purposes only. The pro forma financial information includes adjustments to the historical results to reflect the issuance of 21.5 million shares of common stock. The pro forma financial information does include the charge of approximately $33 million related to the acquired in-process research and development. The pro forma information does not purport to be indicative of operating results that would have been achieved had the acquisition taken place on the dates indicated or the results that may be obtained in the future.

4. License and Co-Promotion Agreements

Celltrion

On July 25, 2005, Aphton announced that the Company had entered into a licensing and commercialization agreement and a product development agreement with Celltrion, Inc., for IGN311, the terms of which were subject to the parties finalizing a supply agreement and quality agreement. On November 7, 2005, the supply agreement and quality agreement were finalized and the strategic relationship between the Company and Celltrion was consummated. Under the terms of the strategic collaboration with Celltrion, the Company granted to Celltrion an exclusive license to commercialize IGN311 in certain Asian countries, including Japan, in exchange for milestone payments and royalties from Celltrion. In addition, under the original agreements, Celltrion will provide development and manufacturing services related to the optimization and upscaling of IGN311 as well as material for further clinical development.

The agreements may be terminated by either party upon an uncured material breach of the other party or bankruptcy or insolvency of the other party. Unless earlier terminated, the original agreements will remain in effect on a country-by-country basis until the later of (i) expiry of the last-expiring patent in a country relating to a product including IGN311 and (ii) 12.5 years after the first commercial sale in a country of a product including IGN311.

Daiichi

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

In addition, under the terms of the agreement, Daiichi will have exclusive worldwide manufacturing and supply rights and will commercialize the kits by itself or with specialized distributors in Asia. The Company will have the rights to commercialize the kits itself or with specialized distributors, outside of Asia. To approve, direct and facilitate the collaborative commercialization, the parties established a Joint Steering Committee, which will, among other things, coordinate the development and implementation of a plan for collaborative commercialization, plan and coordinate collaborative efforts between the parties, and monitor compliance with the agreement.

In the event Aphton and Daiichi develop and manufacture diagnostic kits for commercialization, the Company will enter into a supply agreement, which will contain the terms by which Daiichi will supply the diagnostic kits to the Company. The prices the Company pays for the kits will be determined by the Joint Steering Committee and will be set forth in the applicable supply agreement. In addition, Daiichi will be required to pay a royalty of 10% of net sales for kits it sells in Asia.

The agreement may be terminated by mutual agreement or by either party upon thirty (30) days' prior written notice, upon an uncured material breach or upon the bankruptcy or insolvency of the other party. Unless earlier terminated, the agreement shall remain in effect until (i) the Company and Daiichi decide that they will not enter into a supply agreement or (ii) a date set by the Joint Steering Committee.

Xoma

In September 2004, Aphton entered into a worldwide Collaboration Agreement with Xoma (US) LLC for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. Xoma, which is one of the leaders in the field of monoclonal antibodies, possesses a multi-technology platform and fully-integrated product development infrastructure for therapeutic antibody generation, optimization, production and development. The Company and Xoma will collaborate on the joint development of all products contemplated under the agreement and are to share all development expenses and all commercialization profits and losses for all product-candidates on a 70/30 basis, respectively. Xoma will have worldwide manufacturing rights for these products and the ability to share up to 30% in the commercialization efforts in the U.S. in accordance with the terms of the agreement. The Company will share commercialization rights in the U.S. and will have exclusive rights to commercialize all products outside the U.S. Under certain circumstances, Aphton has the right to license or sublicense products to any party in a particular country or jurisdiction, in which case Xoma or such other third party would receive a royalty based on net sales of such product.

The agreement may be terminated by either party upon six (6) months' prior written notice, upon an uncured material breach by the other party, upon bankruptcy or insolvency of the other party or if the other party opts not to pursue the development of any drug candidate contemplated under the agreement.

5.	Other Financial Liabilities

As of December 31, 2005, reflected on the balance sheet were the current portion of long-term liabilities of $4,637,000 and non-current other liabilities of $2,947,000. The total of these balance sheet line items is $7,584,000. Of this balance, the Company’s wholly-owned subsidiary, Igeneon, had an aggregate of $7,527,000 in interest-bearing liabilities and finance lease obligations, details of which are noted in the tables below (in thousands in USD equivalents).

	Less than 1 year	More than 1 year	Total
Interest-bearing liabilities	$4,288	$2,527	$6,815
Finance leasing obligations	349	363	712

Total	$4,637	$2,890	$7,527

The interest-bearing liabilities are comprised of financial liabilities relating to funds received by Igeneon prior to the acquisition of Igeneon by the Company from various financial institutions and guaranteed by governmental agencies for Igeneon’s research and development activities. Further, the interest rates on the loans are subsidized by government research incentive programs. The loan agreement with AWS (Erste Bank) also provides for a right to require a pledge on the patents for IGN101 as security for the guarantee from January 1, 2005, on. AWS has not yet required such a pledge. The table below provides the amounts in principal and interest outstanding (in thousands in USD Equivalents), the maturity of each liability and the interest rate.

	2006	2007	2008	2009	2010	Total	Fair Value
	(in thousands in USD equivalents)
Fixed Rate Liabilities:
AWS Mezzanine financing (0.0%)	$248	$—	$—	$—	$—	$248	$240
Österreichische Forschungsförderungs-gesellschaft (Avg. Rate 2.5%) (EUR)	551	—	—	—	—	551	516
Bank Austria Creditanstalt (0.5%) (EUR)	2,664	—	—	—	—	2,664	2,468
Variable Rate Liabilities:
Bank Austria Creditanstalt (Euribor +0.6%) (EUR)	434	217	—	—	—	651	572
Bank Austria Creditanstalt (FFG-Kredit) (Euribor +0.5%) (EUR)	154	308	308	154	—	924	692
Erste Bank (FFG-Kredit) (Euribor +0.6%) (EUR)	237	237	118	—	—	592	504
Erste Bank (AWS-Kredit) (Euribor +0.5%) (EUR)	—	—	395	395	395	1,185	770
Total	$4,288	$762	$821	$549	$395	$6,815	$5,762

6.	Equipment and Improvements

At December 31, 2005 and 2004, equipment and improvements consisted of the following:

	December 31, 2005	December 31, 2004
Laboratory equipment	$2,051,606	$828,585
Leasehold improvements	—	582,879
Office and laboratory furniture and fixtures	613,083	642,999
	2,664,689	2,054,463
Less accumulated depreciation and amortization	(1,958,280)	(1,274,156)
	$706,409	$780,307

Depreciation and amortization expense for the years ended December 31, 2005 and 2004, was $731,000 and $90,000, respectively.

7.	Accrued Liabilities

At December 31, 2005 and 2004, accrued liabilities were composed of:

	December 31, 2005	December 31, 2004
Accrued wages payable	$—	$1,099,586
Employee benefits payable	858,358	735,420
Restructuring accrual (See Note 13)	32,000	—
Other	77,696	—
	$968,054	$1,835,006

8.	Convertible Notes and Debenture

Convertible notes and debenture are comprised of the following at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Outstanding principal	$—	$23,000,000
Less: discounts	—	(11,154,978)
	$—	$11,845,022

The Company had no convertible debentures and notes outstanding as of December 31, 2005, versus $23.0 million of convertible debentures and notes outstanding as of December 31, 2004. This $23.0 million was comprised of $3.0 million principal amount of its Series A Convertible Debenture issued to sanofi pasteur (formerly Connaught Laboratories Limited) in 2003, and $20.0 million of senior convertible notes issued to three accredited investors in 2003 (the "2003 Senior Convertible Notes"). There was an initial discount calculated against the value of the 2003 Senior Convertible Notes of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and other discounts attributable to the value of the detachable warrants issued in conjunction with the 2003 Senior Convertible Notes of $4.6 million. The discount at December 31, 2004, was $11.2 million which was offset against the $20.0 million of aggregate principal amount of convertible notes and debentures and is therefore reflected as $11.8 million of convertible debentures and notes in the accompanying financial statements.

The Company's Series A Convertible Debenture had a principal amount of $3.0 million and was a convertible, redeemable, five-year debenture that was to mature on December 19, 2007. The Series A Convertible Debenture bore interest at a rate of 11.0% per annum, payable annually. On November 7, 2005, the Company entered into a termination agreement with sanofi pasteur, terminating the parties’ strategic alliance. Specifically, the termination agreement terminated the Co-Promotion Agreement and the License and Supply Agreements with sanofi pasteur relating to the development, manufacture and commercialization of Insegia, the Company’s most advanced cancer immunotherapy. As part of the dissolution of our relationship with sanofi pasteur, the Company repaid the entire principal amount of the Series A Convertible Debenture.

The remaining $20.0 million consisted of redeemable, five-year interest-bearing senior convertible notes, which were issued in two tranches to accredited investors in 2003. The 2003 Senior Convertible Notes originally matured on March 31, 2008, although they were subject to a put, at the option of the holders, on and after April 1, 2006. The 2003 Senior Convertible Notes bore interest at a rate of 6.0% per annum, payable quarterly in cash or shares of the Company's common stock, at our option. During 2005, the Company issued an aggregate of 1,062,842 shares of its common stock in lieu of cash for aggregate interest payments of $1,050,000 and during 2004, issued an aggregate of 278,907 shares of its common stock in lieu of cash for aggregate interest payments of $1.2 million on its 2003 Senior Convertible Notes.

In connection with the issuance of the 2003 Senior Convertible Notes, the Company issued an aggregate of 1,440,000 warrants with an initial exercise price of $2.70 per share, subject to adjustment. The warrants contain provisions that place a cap on the numbers of shares of the Company's common stock issuable upon their conversion or exercise at any one time, such that the holders thereof shall not have the right to convert any portion of the notes to the extent that after giving effect to such conversion the holders would beneficially own more than 19.99% or 4.99%, as the case may be for the respective holder, of the number of shares of the Company's common stock outstanding immediately prior to such conversion or exercise. However, the warrants do not establish a "floor" that would limit reductions in the exercise price. By corollary, there is no "ceiling" on the aggregate number of shares issuable upon exercise of the warrants.

On November 9, 2005, Aphton entered into a binding Letter Agreement with the holders of the 2003 Senior Convertible Notes (the "Holders"). Under the terms of the Letter Agreement, the Holders agreed to surrender the 2003 Senior Convertible Notes for cancellation by the Company in exchange for (i) $3,000,000 in cash, (ii) 10,000 shares of the Company’s 0% Non-participating Series A-1 Convertible Preferred Stock (the "Series A Preferred Stock") with an original Stated Value of $10,000,000, and (iii) 6,500,000 shares of the Company's common stock, of which 1,500,000 shares were delivered into escrow by the Company at closing (the "Transaction"). The Transaction closed on November 23, 2005.

The shares of Series A Preferred Stock are convertible into shares of the Company’s common stock at a price per share of $0.50 (the "Series A Conversion Price"), subject to certain antidilution adjustments for a period of up to three years. In no event will the Series A Conversion Price be reduced below $0.48 (the "Conversion Price Floor") as a result of an antidilution adjustment; provided that the Company may not close any offering of its securities without the consent of two-thirds (2/3) of Holders of the then-outstanding shares of Series A Preferred Stock, if the result of such offering would have the effect of reducing the Series A Conversion Price below the Conversion Price Floor.

The 1,500,000 shares of common stock delivered into escrow at closing will remain in escrow for a period of up to two (2) years with a portion of the shares subject to return to the Company in the event that, during such two (2) year period, the Company’s common stock trades for a certain period of time at or above $3.23 per share (subject to adjustment for stock splits, reverse stock splits and other recapitalizations of the Company's common stock).

Although the 2003 Senior Convertible Notes were cancelled, the Holders retained all of the remaining outstanding warrants initially issued to them in connection with the issuance of the notes. Furthermore, as a result of the note exchange, the number of shares of common stock issuable upon exercise of the outstanding warrants increased from 720,000 shares to 900,000 shares and the exercise price was reduced to $2.16.

The Company recorded a discount to the 2003 Senior Convertible Notes, and a corresponding entry to additional paid in capital, in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." There was an initial discount calculated against the value of the 2003 Senior Convertible Notes of $12.9 million, comprised of the beneficial conversion feature of $8.3 million and the relative fair value of the detachable warrants of $4.6 million on the notes. The beneficial conversion feature (BCF) represents the non-detachable conversion feature that is in-the-money at the commitment date and is valued by allocating a portion of the proceeds from the issuance of the 2003 Senior Convertible Notes equal to the intrinsic value of that feature to additional paid-in-capital with the value limited to the amount of the proceeds allocated to the convertible instrument limited to the face value of the notes. The aggregate discount relating to the warrants and BCF will be amortized to interest expense using the effective interest rate method over the life of the notes. The unamortized discount as of December 31, 2005 and 2004, was $0 and $11.2 million, respectively, which is offset against the $23.0 million in gross convertible debentures and notes, and therefore net convertible debentures and notes represent $0 and $11.8 million in the accompanying consolidated financial statements. The Company incurred costs of approximately $565,000 in connection with the 2003 Senior Convertible Notes issued in April and June 2003, which primarily consisted of the finder’s fees and legal and accounting expenses. In 2005 and 2004, we recognized approximately $53,000 and $36,000, respectively, as interest expense from the amortization of these debt issuance costs. These costs were written off in a debt to equity conversion.

9. Investment Securities

Securities classified as trading at December 31, 2005 and 2004, are summarized below. Estimated fair value is based on quoted market prices for these or similar investments.

December 31, 2005	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trading securities (carried at fair value):	$—	$—	$—	$—
December 31, 2004	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trading securities (carried at fair value):	$1,056,287	$43,298	$—	$1,099,585

During 2004, the Company’s trading securities consisted of liquid, short-term securities and mutual funds. The mutual funds related to a Company deferred compensation plan. In connection therewith, the Company previously maintained a liability for accrued wages and recorded the related compensation expense as services were performed. The Company maintained segregated funds in investment accounts equal to the liability for accrued wages. The liability for the deferred compensation plan as of December 31, 2005, and December 31, 2004, was $0 and $1,099,585 respectively. The investment accounts (trading securities) underlying the deferred compensation arrangements were assets of the Company, subject to the general creditors of the Company. The changes in value of the investment accounts were recognized as unrealized gains and losses in the statements of operations, with a corresponding increase or decrease to research and development expense and the liability for employees’ wages and benefits. The deferred compensation arrangements were discontinued during 2005 and the trading securities were liquidated. Accordingly, there were no unrealized holding gains on trading securities as of December 31 2005.

The Company held $2,509,149 available-for-sale securities at December 31, 2005, and $12,314,992 at December 31, 2004. The available-for-sale investment securities are highly liquid, short-term securities. At December 31, 2005 and 2004, these securities were carried at fair value, which approximates the cost of the securities. These securities were comprised of various mutual funds and, as such, there was no impact on other accumulated comprehensive income due to gains or losses for these securities.

10. Common stock, Preferred Stock and Purchase Warrants

Common stock

In November 2005, 6,500,000 shares of common stock were issued to holders of the Company's 2003 Senior Convertible Notes pursuant to an agreement to exchange such notes for a combination of cash, common stock and Series A-1 Preferred Stock.

In March 2005, 21,500,000 shares of common stock were issued to the equity holders of Igeneon pursuant to the stock purchase agreement as consideration for the acquisition of Igeneon.

Under terms of the 2005 Equity Participation Plan, the Compensation Committee and the Board of Directors approved, and the Company issued 70,000 shares of restricted stock to each non-management Company director in April 2005 and 100,000 shares and 25,000 shares of restricted stock to the Company’s CEO and CFO, respectively, in July 2005 as part of their 2006 compensation.

In accordance with the original terms of the 2003 Senior Convertible Notes, the Company issued shares of common stock in payment of $0.3 million of interest due on the $20.0 million 2003 Senior Convertible Notes for the quarters ended December 31, 2004, March 31, 2005 and September 30, 2005. Specifically, (1) on January 2, 2005, the Company issued 101,012 shares of common stock, (2) on April 3, 2005, the Company issued 250,000 shares of common stock, and (3) on October 2, 2005, the Company issued 504,700 shares of common stock. In addition, on July 3, 2005, the Company issued 207,130 shares of common stock in lieu of $150,000 interest payments for the quarter ended June 30, 2005.

In March 2004, the Company sold 8,050,000 shares of registered common stock at $6.50 per share receiving gross proceeds of approximately $52.3 million and net proceeds of approximately $48.6 million.

On January 1, April 1, July 1, and October 1, 2004, the Company issued 50,984 shares, 66,095 shares, 77,320 shares and 84,508 shares of common stock, respectively, in payment of $0.3 million of interest due on the $20.0 million 2003 Senior Convertible Notes for the quarters ended December 31, 2003, March 30, 2004, June 30, 2004, and September 30, 2004, respectively.

On February 25, 2003, the Company sold 500,000 shares of registered common stock at $2.96 per share and received net proceeds of $1.3 million. Aphton also sold warrants to purchase an additional 150,000 shares of common stock for $18,750 and these warrants were exercised in November 2003. The Company received net proceeds from the exercise of these warrants of $0.4 million.

       On July 1, 2003, the Company issued 31,191 shares of common stock in partial payment of $0.3 million of interest due on the $20 million 2003 Senior Convertible Notes for the quarter ended June 30, 2003. On October 1, 2003, the Company issued 54,428 shares of common stock in payment of $0.3 million of interest due on the $20 million 2003 Senior Convertible Notes for the quarter ended September 30, 2003.

On September 18, 2003, the Company sold 3,919,999 shares of common stock at $5.80 per share and received net proceeds of $21.4 million. In addition, Aphton issued 980,000 warrants exercisable at $8.12 per share.

On December 31, 2003, the Company issued 360,000 shares of registered common stock upon the exercise of warrants held by one of the holders of its convertible debentures and received $972,000 net proceeds.

Preferred Stock

At December 31, 2005 and 2004, the Company was authorized to issue 4,000,000 shares of preferred stock in series and with preference as determined by the Company's board of directors. At December 31, 2005, the Company had issued 10,000 shares of preferred stock to holders of the Company's 2003 Senior Convertible Notes as partial consideration for cancellation of the $20 million of outstanding principal under the 2003 Senior Convertible Notes (note 8). These shares have been classified as the Series A-1 convertible preferred stock, and have a stated value of $1,000 per share. The shares are convertible into common stock, at the holder's option, at $0.50 per share and have been recorded at their fair value based on the value of the conversion at the time of issuance. These shares have a liquidation preference in bankruptcy or dissolution of $10,000,000 based on their stated value. There were no shares of any class of preferred stock issued and outstanding at December 31, 2004.

Purchase Warrants and Stock Options

Each purchase warrant ("warrant") or stock option ("option") described below is exercisable for one share of common stock. The terms of the warrants and options range from 5 to 23 years.

Prior to 1999, the Company issued options pursuant to individual option agreements. In December 1999, the Company adopted the Aphton Corporation 1999 Incentive and Reward Plan, as amended (the "1999 Plan"). The 1999 Plan was amended in April 2003 to allow for an increase of authorized shares subject to option awards to 2,500,000. In July 2003, the Company registered 3,906,000 shares of common stock with the Securities and Exchange Commission (the "SEC"), which represented the aggregate amount of shares issuable pursuant to the pre-1999 option grants outstanding as of such date and the 2,500,000 options that were authorized to be issued under the 1999 Plan. In accordance with the terms of the adoption of a 2004 plan, no further awards may be granted under the 1999 Plan. However, all options outstanding under the 1999 Plan continue to survive in accordance with their terms.

In June 2004, the Company adopted the Aphton Corporation 2004 Equity Participation Plan (the "2004 Plan"). The maximum number of shares of common stock for which awards may be granted under the 2004 Plan is 2,500,000. In September 2004, the Company registered the shares issuable under the 2004 Plan on Form S-8 filed with the SEC.

As of December 31, 2005, the Company had 1,645,400 options outstanding under individual agreements, 2,299,920 options outstanding under the 1999 Plan and 961,000 options outstanding under the 2004 Plan. In addition, the Company had 1,539,000 shares reserved for grants under the 2004 Plan.

The following table summarizes stock option activity over the past three fiscal years:
	Number of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2003	3,364,940	$11.43
Granted	225,000	$3.00
Exercised	—	N/A
Outstanding at December 31, 2003	3,589,940	$10.90
Granted	612,500	$6.45
Exercised	(6,200)	$1.91
Outstanding at December 31, 2004	4,196,240	$10.26
Granted	882,000	$1.09
Canceled	(171,920)	$4.60
Outstanding at December 31, 2005	4,906,320	$8.81

Exercisable at December 31, 2003	3,066,217	$11.32
Exercisable at December 31, 2004	2,978,948	$11.68
Exercisable at December 31, 2005	3,717,820	$10.45

Options Outstanding and Exercisable

For options outstanding and exercisable at December 31, 2005, the exercise price ranges and average remaining lives were:

Range of Exercise Prices	Number Outstanding	Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable	Average Period	Weighted- Average Exercise Price
$ 0.25 to $14.00	2,944,860	12.6	$4.47	1,850,960	13.7	$5.49
$14.01 to $14.99	1,538,460	16.1	$14.75	1,443,860	16.1	$14.75
$15.00 to $24.00	423,000	16.4	$17.42	423,000	16.4	$17.42
	4,906,320	13.7	$8.81	3,717,820	14.7	$10.45

The Company has issued warrants to lenders and investors and currently has 2,030,000 outstanding warrants to issue an equivalent number of common shares at prices ranging from $0.69 to $8.12. All outstanding warrants are currently vested and are fully exercisable into shares of the Company's common stock. All warrants issued may only be settled through the issuance of the Company's common stock and there are no requirements for settlement in cash. As such, the Company classifies the warrants under permanent equity as required by EITF-00-19.

The following table summarizes purchase warrant activity over the past three fiscal years:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2003	—	N/A
Granted	2,570,000	$4.78
Exercised	(510,000)	$2.77
Outstanding at December 31, 2003	2,060,000	$5.28
Granted	—	N/A
Exercised (cashless exercise resulting in issuance of 246,223 shares)	(360,000)	$2.70
Outstanding at December 31, 2004	1,700,000	$5.83
Granted	330,000	$1.41
Outstanding at December 31, 2005	2,030,000	$4.91
Exercisable at December 31, 2005	2,030,000	$4.91

Warrants Outstanding and Exercisable

For warrants outstanding and warrants outstanding and exercisable at December 31, 2005, the exercise price ranges and average remaining lives were:

Range of Exercise Prices	Number Outstanding	Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable	Average Period	Weighted- Average Exercise Price
$ 0.69 to $ 8.12	2,030,000	3.5	$4.91	2,030,000	3.5	$4.91
	2,030,000	3.5	$4.91	2,030,000	3.5	$4.91

At December 31, 2005, common shares reserved for future issuance are as follows:

Stock options (including 1,539,000 not granted)	6,445,320
Warrants	2,030,000
Total	8,475,320

11.	Income Taxes

Gross deferred tax assets result primarily from net operating loss and income tax credit carry-forwards. Realization of these assets is dependent on the Company’s ability to generate sufficient future taxable income, prior to the expiration of the carry-forwards, which is dependent on the completion of research and development activities and successful marketing of the Company’s various products. Due to the uncertainties related to the above and in accordance with guidance contained in SFAS No. 109, a valuation allowance has been provided for these deferred tax assets. Accordingly, these assets do not appear in the Company’s balance sheets at December 31, 2005 and 2004. The changes in the valuation allowance in the years ended December 31, 2005 and 2004, were $26,487,000 and $11,414,000, respectively.

The Company's utilization of the net operating loss and tax credit carry-forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions as a result of changes in our ownership structure. The annual limitations may result in the expiration of net operating losses and credits prior to utilization. If not utilized, federal net operation loss carry-forwards will begin to expire in 2016. To date, the Company has not recognized the potential tax benefit of its net operating losses.

Deferred tax assets consisted of:

	December 31, 2005	December 31, 2004
Net operating losses:
U.S. federal	$72,299,000	$61,330,000
Igeneon	23,193,000	—
Net expenses deductible in future periods	468,000
Igeneon depreciation and amortization	(18,000)
Igeneon deferred revenue	(14,000)
Deferred license payment revenues	—	3,800,000
Federal and state tax credits	5,247,000	9,031,000
Total deferred tax assets	101,175,000	74,688,000
Valuation allowance	(101,175,000)	(74,688,000)
Net deferred tax assets	$—	$—

At December 31, 2005, for Federal income tax purposes, the Company had net operating loss carry-forwards of approximately $212,664,000 and various income tax credit carry-forwards, primarily research and experimentation, aggregating $95,000, which expire at various dates through 2025.

At December 31, 2005, for California income tax purposes, the Company had various income tax credit carry-forwards, primarily research and experimentation, aggregating $5,152,000, which expire at various dates through 2025.

At December 31, 2005, the accompanying consolidated financial statements include $92.8 million of deferred tax assets associated with loss carry-forwards in tax jurisdictions outside the U.S., primarily Austria. Although the majority of these losses will carry-forward indefinitely and are available to reduce future tax liabilities of the Company, we do not currently believe the majority of the assets will be realized and have, accordingly, established a $92.8 million valuation reserve.

The reconciliation of income tax computed at the U.S. federal statutory rate applied to the Company’s net loss is as follows:

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Tax at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal benefit	(4.00)%	(4.00)%	(4.00)%
Non-deductible items and other	0.05%	0.65%	0.65%
Change in valuation allowance	37.95%	37.35%	37.35%
	—%	—%	—%

12.	Commitments

The Company has non-cancelable facilities leases expiring at various dates through September 30, 2009. These leases provide various options regarding renewal. The aggregate minimum rental commitments are (1) $676,000 for the year ended December 31, 2006 , (2) $581,000 for the year ended December 31, 2007, (3) $497,000 for the year ended December 31, 2008, (4) $341,000 for the year ended December 31, 2009, and (5) $331,000 thereafter. Rental expense for these leases for the years ended December 31, 2005, 2004 and 2003, was approximately $824,000, $241,000, and $176,000, respectively. Rental expense is allocated between research and development expense and general and administrative expense, based on use, in the accompanying statements of operations.

The Company entered into employment agreements with certain of its officers during 2004 and 2005, which stipulate terms of their employment, and during 2005, entered into retention agreements with certain of those officers to ensure that those officers would remain with the Company for a specified period of time.

13.	Restructuring Expenses

On May 11, 2005, the Company began implementing a cost-reduction program intended to align expenses with product development priorities. As of December 31, 2005, 43 employees had been terminated. The net restructuring charge taken at December 31, 2005, was $925,000. These charges included $950,000 of employee separation costs, offset by $54,000 of income from the sale of assets in its Woodland, California, facility. Net restructuring charges will result in cash outflows of $979,000 and as of December 31, 2005, approximately $947,000 has been disbursed, which leaves a balance of $32,000.

The following table summarizes the changes in liability for restructuring activities during 2005 (in thousands).

	Employee Separation Costs	Excess Facilities Charges	Sale of Assets	Total
	(in thousands)
Restructuring charges 2005	$950	$29	$(54)	$925
Cash (payments) receipts	(921)	(26)	54	(893)
Balance at December 31, 2005	$29	$3	—	$32

14.	Dissolution of Marketing Alliance and Settlement of Debt Obligations

The dissolution of marketing alliance and settlement of debt obligations at December 31, 2005, is comprised of the following:

Loss on debt exchange	$(3,519,567)
Gain on dissolution of marketing alliance	5,176,757
$1,657,190

  The loss on the debt exchange was due to the exchange of the Company's convertible notes for preferred and common stock (Note 8) in which the fair market value of the equity instruments given was in excess of the fair market value of the notes being exchanged. The gain on the dissolution of the marketing alliance was primarily the result of the reversal of deferred revenue associated with the sanofi pasteur agreement (Note 1) offset by the remaining value of the supply agreement the Company had received as consideration for the granting of certain licenses.

15.	Selected Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the years ended December 31, 2005 and 2004, are summarized below.

Statement of Operations Data: For the year December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net loss	$(40,670,831)	$(12,714,075)	$(8,731,160)	$(3,370,306)
Basic and diluted net loss per share	$(1.02)	$(0.21)	$(0.14)	$(0.05)
Weighted-average shares outstanding	39,808,464	59,649,598	60,447,978	63,311,363
Statement of Operations Data: For the year December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net loss	$(6,222,049)	$(6,747,488)	$(7,232,898)	$(8,559,403)
Basic and diluted net loss per share	$(0.20)	$(0.18)	$(0.19)	$(0.23)
Weighted-average shares outstanding	31,890,259	37,631,712	37,711,850	37,797,036

    The sum of the quarterly basic and diluted net loss per share does not equal the basic and diluted net loss per share for the years ended December 31, 2005 and 2004, as a result of rounding.

Exhibit Index

3.3	Amended and Restated Bylaws
10.21A	Amendment to Retention Agreement, dated December 23, 2005, between Aphton Corporation and James F. Smith.
21	List of subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 21

LIST OF SUBSIDIARIES

The Company owns 100% of Aphton (BVI) Corporation, a corporation organized under the laws of the British Virgin Islands. Aphton (BVI) Corporation currently has no assets, liabilities or operations and is not a significant subsidiary.

The Company owns 100% of Igeneon GmbH (formerly Igeneon AG), a company organized under the laws of Austria.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Aphton Corporation of our report dated April 14, 2006, with respect to the consolidated financial statements of Aphton Corporation, included in the 2005 Annual Report to Shareholders of Aphton Corporation.

We consent to the incorporation by reference in the following Registration Statements:

(1)	Registration Statements (Form S-3 No. 333-105625, No. 333-106611, No. 333-110161, No. 333-111563, No. 333-36925 and No. 333-31217) of Aphton Corporation,

(2)	Registration Statement (Form S-8 No. 333-106865) pertaining to the 1999 Incentive and Reward Plan, as amended, and other option agreements named therein, and

(3)	Registration Statement (Form S-8 No. 333-118842) pertaining to the 2004 Equity Participation Plan of Aphton Corporation;

of our report dated April 14, 2006, with respect to the consolidated financial statements of Aphton Corporation incorporated herein by reference, our report dated April 14, 2006, with respect to Aphton Corporation management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting of Aphton Corporation, included in this Annual Report (Form 10-K) for the year ended December 31, 2005.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
April 14, 2006

Exhibit 31.1

CERTIFICATION

I, Patrick T. Mooney, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Aphton Corporation;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 17, 2006

/s/ PATRICK T. MOONEY, M.D.
Patrick T. Mooney, M.D.
Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, James F. Smith, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Aphton Corporation;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 17, 2006

/s/ JAMES F. SMITH
James F. Smith
Chief Financial Officer

Exhibit 32.1

CERTIFICATION REQUIRED BY 18 U.S.C. SECTION 1350
(AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

I, Patrick T. Mooney, as Chief Executive Officer of Aphton Corporation (the "Company"), certify, pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), that to my knowledge:

1. the accompanying Annual Report on Form 10-K of the Company for the annual period ended December 31, 2005 (the "Report"), filed with the U.S. Securities and Exchange Commission, fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Company.

Date: April 17, 2006	/s/ PATRICK T. MOONEY, M.D.
Patrick T. Mooney, M.D. Chief Executive Officer

Exhibit 32.2

CERTIFICATION REQUIRED BY 18 U.S.C. SECTION 1350
(AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

I, James F. Smith, as Chief Financial Officer of Aphton Corporation (the "Company"), certify, pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), that to my knowledge:

1. the accompanying Annual Report on Form 10-K of the Company for the annual period ended December 31, 2005 (the "Report"), filed with the U.S. Securities and Exchange Commission, fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Company.

Date: April 17, 2006	/s/ JAMES F. SMITH
James F. Smith Chief Financial Officer