Form 10-K/A
period 2005-12-31
Aphton CORP
filed 2006-05-01
CIK 840319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-19122

APHTON CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3640931
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8 Penn Center 1628 JFK Boulevard Philadelphia, Pennsylvania	19103
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(215) 218-4340

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part I11 of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $30,501,939 million as of June 30, 2005.

67,056,428
(Number of shares outstanding of the Registrant’s common stock as of April 17, 2006)

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends the Registrant's Annual Report on Form 10-K, as filed by the registrant on April 17, 2006 (the "Report"), and is being filed for the purpose of providing information required by Part III, Item 10 through Item 14 which the Registrant originally intended to incorporate by reference from the Registrant's proxy statement for the 2006 Annual Meeting of Stockholders. The reference on the cover of the Report to the incorporation by reference of Registrant's definitive proxy statement into Part III of the Report is hereby amended to delete that reference.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Our Board of Directors currently consists of six directors, divided into three classes with members of each class of directors serving for staggered three-year terms. Our current Board members and classifications are as follows:

Class I	Class II	Class III
David H. Sachs, M.D.	Patrick T. Mooney, M.D.	William A. Hasler
Robert S. Basso	Georges Hibon
Vincent D. Enright

The term of the Class II directors will expire at the 2006 Annual Meeting of Stockholders, the term of the Class III directors will expire at the 2007 Annual Meeting of Stockholders, and the term of the Class I directors will expire at the 2008 Annual Meeting of Stockholders. The age indicated and other information in each director’s biography is as of April 28, 2006.

Robert S. Basso, 61, has served as a director of our company since 1984. Since January 1, 2005, Mr. Basso has provided consulting services through his company, BEST Partners, LLC. From July 2003 to December 2004, Mr. Basso served as Executive Vice President of National Financial, a Fidelity Investments company providing clearing services and execution products. From January 1990 through June 2003, Mr. Basso served as Chairman and President of Correspondent Services Corporation (CSC), a subsidiary of UBS PaineWebber Inc., a brokerage firm, providing clearing, execution, settlement, administrative and management information services, and as Managing Director of UBS PaineWebber Inc.

Vincent D. Enright, 62, has served as a director of our company since September 2004. Mr. Enright served as Senior Vice President and Chief Financial Officer of KeySpan Corporation, a public utility company, from 1994 to 1998. Mr. Enright also serves on the board of and as audit committee chairman of certain of the funds managed by Gabelli Funds, LLC, a leading mutual fund manager. Mr. Enright holds a B.S. degree in Accounting from Fordham University.

William A. Hasler, 64, has served as a director of our company since 1991. Mr. Hasler previously served as our Co-Chief Executive Officer from July 1998 through January 2004 and Vice-Chairman from July 1998 to March 2005. From August 1991 to July 1998, Mr. Hasler served as Dean of the Haas School of Business at the University of California at Berkeley. Prior to that, he was both Vice Chairman and a director of KPMG LLP, a professional services firm. Mr. Hasler also serves on the boards of Mission West (a real estate investment trust), Technical Olympic USA, Inc. (a homebuilder), DiTech Communications (a global telecommunications equipment supplier for voice networks), Schwab Funds (a mutual fund company), Genitope Corp. (a biotechnology company) and Stratex Networks (a provider of high-speed wireless transmission solutions), and is Chairman of the Board of Solectron Corp. (a provider of electronics manufacturing services). He is a certified public accountant.

Georges Hibon, 68, has served as a director of our company since 2000. From 1990 to 1998, Mr. Hibon was with Pasteur Merieux Connaught, now sanofi pasteur, a biopharmaceutical company focused on the development of vaccines, most recently as Chief Executive Officer of PMC North America. Prior to that, Mr. Hibon was President of Merck France, a pharmaceutical company. Mr. Hibon has been awarded the honor of "Chevalier de la Legion d'Honeur" by the French government for outstanding military and civilian accomplishments. Mr. Hibon also serves on the boards of Epimmune Inc., a biopharmaceutical company focused on the development of vaccines, bioMerieux, a company that develops, manufactures and markets in vitro diagnostic products, that is listed on the Paris stock exchange, and Cerep S.A., a pharmaceutical company that is also listed on the Paris stock exchange.

Patrick T. Mooney, M.D., 38, has served as a director of our company since January 2004 and as Chairman since March 2005. Dr. Mooney was named our President and Chief Executive Officer in January 2004. From April 2003 through January 2004, Dr. Mooney served as our Chief Medical Officer. Prior to that, Dr. Mooney gained significant experience in the private sector healthcare and biotechnology fields at financial institutions and a biotechnology company. Specifically, Dr. Mooney served as Vice President, Senior Biotechnology Analyst for Thomas Weisel Partners, LLC, a full services investment firm, from August 2001 through April 2003. During 2000 and 2001, Dr. Mooney served as Vice President, Senior Biotechnology Analyst for Janney Montgomery Scott, LLC, a full services investment firm, and Senior Director, Business Development and Investor Relations for Cell Pathways, Inc., a biotechnology company. From 1998 through 2000, Dr. Mooney served as a surgical resident at Thomas Jefferson University Hospital and an analyst for Villanova Capital Management, Inc., an asset management firm.

David H. Sachs, M.D., 63, has served as a director of our company since September 2003. Since 1991, Dr. Sachs has served as the Director of the Transplantation Biology Research Center at Massachusetts General Hospital and Professor of Surgery and Immunology at the Harvard Medical School. Dr. Sachs is also a member of the Institute of Medicine of the National Academy of Sciences. Dr. Sachs has published over 650 articles in scientific journals. Dr. Sachs serves on the Advisory Board of Aravis Ltd., a Swiss biotech start-up investment fund.

Executive Officers

Our executive officers, their ages and positions, as of April 28, 2006, are as follows:

Name	Age	Position
Patrick T. Mooney, M.D.	38	Chairman, President, Chief Executive Officer and Director
James F. Smith, CPA	56	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Susan A. Watson, Ph.D.	44	Senior Vice President and Chief Scientific Officer

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

Susan A. Watson, Ph.D. Since March 2005, Dr. Watson has served as our Senior Vice President and Chief Scientific Officer. Dr. Watson has been a Professor of Pre-Clinical Oncology at The University of Nottingham, United Kingdom since November 2001. From November 1999 to November 2001, Dr. Watson was Associate Professor (Reader) and Director of the Cancer Studies Unit at The University of Nottingham. In March 2003, she was appointed Co-Director of the Cancer Research at Nottingham Centre. Since August 2004, Dr. Watson has also served as Scientific Director and Founder of PRECOS, a University business unit, formed to initiate partnerships between scientists at Nottingham and pharmaceutical companies for the design of new cancer treatments. Dr. Watson brings with her more than 18 years of research experience, with approximately 14 years studying gastrointestinal cancers and mechanisms of apoptosis and metastasis in both lecturer and senior lecturer roles. Dr. Watson completed her Bachelor of Science Degree at the University of Leeds and her Ph.D. at the University of Nottingham. Dr. Watson continued her post-doctoral research with AstraZeneca, formerly ICI. She has been awarded the Sir Francis Avery Jones Research Medal presented by the British Society of Gastroenterology.

Audit Committee of the Board of Directors

Our Board of Directors has an Audit Committee, which currently consists of Messrs. Enright (Chairman), Hibon and Basso. The Audit Committee is composed of independent directors (as such term is defined under Rule 4200(a)(15) of The Nasdaq Stock Market Inc.'s Marketplace Rules). Our Audit Committee generally has responsibility for appointing, overseeing and determining the compensation of, our independent registered public accountants, reviewing the plan and scope of the accountants' audit, reviewing our audit and control functions, approving all non-audit services provided by our independent registered public accountants and reporting to our full Board of Directors regarding all of the foregoing. Additionally, our Audit Committee provides our Board of Directors with such additional information and materials as it may deem necessary to make our Board of Directors aware of significant financial matters that require its attention. Our Audit Committee's goals and responsibilities are set forth in an Audit Committee Charter, which is available to view on our website at www.aphton.com. The Board of Directors has designated Vincent D. Enright the "audit committee financial expert" as defined by the rules promulgated by the Commission.

Family Relationships

There are no family relationships between or among any of the directors and/or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our outstanding common stock, par value $.001 per share ("Common Stock"), to file with the Commission reports of changes in their ownership of Common Stock. Officers, directors and greater than 10% stockholders are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table presents certain summary information concerning compensation earned for services rendered in all capacities by our Chief Executive Officer during 2005, our two most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2005, and our one former executive officer who would have been among the top four most highly compensated executive officers if he had been an executive officer at the end of the fiscal year ended December 31, 2005 (the "Named Executive Officers").

Summary Compensation Table

		Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compen- sation ($)		Restricted Stock Awards ($)	Securities Underlying Options (#)		All Other Compen- sation ($)
Patrick T. Mooney. M.D. (1)	2005	396,835	240,000	(2)	**		108,000	250,000		483,000	(3)
Chief Executive Officer	2004	385,278	—		**		—	400,000		3,000	(3)
and President	2003	180,000	—		**		—	200,000		—
James F. Smith (4)	2005	240,000	144,000	(5)	**		27,000	120,000		168,000	(6)
Senior Vice President,	2004	113,333	—		**		—	175,000		—
Chief Financial Officer and	2003	—	—		**		—	—		—
Chief Accounting Officer
Susan A. Watson (7)	2005	193,449	—		**		—	120,000	(8)	—
Senior Vice President and	2004	—	—		**		—	—		—
Chief Science Officer	2003	—	—		**		—	—		—
Manfred Ruediger (9)	2005	106,926	—		86,545	(10)	—	150,000	(11)	20,000	(12)
Former Senior Vice President,	2004	—	—		**		—	—		—
Chief Operating Officer	2003	—	—		**		—	—		—
_____________
** Value of perquisites and other personal benefits paid does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the executive officer.

(1) Dr. Mooney became our President, Chief Executive Officer and a director in January 2004. Dr. Mooney was appointed Chairman of the Board in March 2005.

(2) Represents a performance bonus awarded to Dr. Mooney in 2005 for his and the Company's performance in 2004 pursuant to the terms of his employment agreement. Dr. Mooney did not receive a performance bonus for 2005.

(3) Of this amount, $480,000 represents a retention bonus paid to Dr. Mooney pursuant to the terms of a retention agreement entered into by the Company to retain the services of Dr. Mooney through June 2006. If Dr. Mooney terminates his employment prior to June 30, 2006, for other than Good Reason (as defined in the retention agreement) or his employment is terminated for Cause (as defined in the retention agreement), the entire bonus received by Dr. Mooney can be rescinded.The remaining amount constitutes the premium we paid for a life insurance policy.

(4) Mr. Smith became our Chief Financial Officer and Chief Accounting Officer in August 2004.

(5) Represents a performance bonus awarded to Mr. Smith in 2005 for his and the Company's performance in 2004 pursuant to the terms of his employment agreement. Mr. Smith did not receive a performance bonus for 2005.

(6) Represents a retention bonus paid to Mr. Smith pursuant to the terms of a retention agreement entered into by the Company to retain the services of Mr. Smith through (i) the earlier of March 16, 2006, and (ii) the filing with the SEC of our Annual Report on Form 10-K. If Mr. Smith had terminated his employment prior to such time, for other than Good Reason (as defined in the retention agreement) or his employment was terminated prior to such time for Cause (as defined in the retention agreement), the entire bonus received by Mr. Smith could have been rescinded.

(7) Dr. Watson became our Chief Science Officer in March 2005.

(8) Represents options granted to Dr. Watson in connection with her appointment as Senior Vice President, Chief Science Officer in March 2005.

(9) Mr. Ruediger became our Chief Operating Officer in May 2005. Mr. Ruediger resigned from his position as Chief Operating Officer in December 2005.

(10) This amount represents amounts paid to Mr. Ruediger by Igeneon GmbH, our wholly-owned subsidiary, in his capacity as a managing director. Igeneon paid Mr. Ruediger
EURO 71,525. The U.S. dollar amount presented is based on a 1.21 exchange rate.

(11) Mr. Ruediger did not exercise any of these options. As a result of Mr. Ruediger's resignation, all 150,000 options were canceled in accordance with their terms.

(12) This amount represents a severance payment made to Mr. Ruediger pursuant to a Waiver and Release.

Stock Option Grants and Exercises

The following table provides certain information concerning individual grants of stock options under our 2004 Equity Participation Plan, made during the year ended December 31, 2005 to the Named Executive Officers:

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted (#)(1)	Percent Total Options Granted to Employees in Fiscal Year (2)	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
					5% ($)	10% ($)
Patrick T. Mooney, M.D.	250,000	28.3%	1.08	4/21/15	169,802	430,310
James F. Smith	120,000	13.6%	1.08	4/21/15	81,505	206,549
Susan A. Watson	120,000	13.6%	1.32	3/04/15	99,617	252,449
Manfred Ruediger	150,000(4)	17.0%	1.10	5/10/15	N/A	N/A
__________

 (1) These options vest in equal installments on each of the first through fourth anniversaries of the grant date.

(2) The total number of options granted to employees for the fiscal year ended December 31, 2005, was 882,000 options.

(3) The dollar amounts under these columns represent the potential realizable value of each grant of options, assuming that the market price of our common stock appreciates in value from the grant date at the 5% and 10% annual rates prescribed by the SEC, and therefore are not intended to forecast possible future appreciation, if any, of the price of our common stock or the ultimate value realized by a Named Executive Officer from stock options.

(4) In accordance with the terms of his employment agreement, Mr. Ruediger was granted 150,000 options upon commencement of his employment as our Senior Vice President, Chief Operating Officer in May 2005. Mr. Ruediger resigned in December 2005 without exercising any options, which were canceled in accordance with their terms.

The following table provides information regarding the options exercised by the Named Executive Officers during the year ended December 31, 2005 and the value of options outstanding for such individuals at December 31, 2005:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Patrick T. Mooney, M.D.	—	—	300,000	550,000	—	—
James F. Smith	—	—	62,500	232,500	—	—
Susan A. Watson	—	—	—	120,000
Manfred Ruediger(2)	—	—	—	—	—	—
__________
(1) In accordance with the rules of the Commission, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of the last column of this table, fair market value is deemed to be $0.34 per share, the closing price of the Common Stock on December 30, 2005, the last trading day of the fiscal year. Accordingly, because the fair market value does not exceed the exercise price of any outstanding options held by Named Executive Officers, there are no outstanding in-the-money options.

(2) In accordance with the terms of his employment agreement, Mr. Ruediger was granted 150,000 options upon commencement of his employment as our Senior Vice President, Chief Operating Officer in May 2005. Mr. Ruediger resigned in December 2005 without exercising any options, which were canceled in accordance with their terms.

Compensation of Directors

In 2005, our outside directors, whom we consider to be those directors who are not officers, employees or consultants of our company, received an annual fee of $32,500 and reimbursement of reasonable out-of-pocket expenses incurred for attendance at Board and Board committee meetings. Commencing in 2003, each outside director, upon his initial election or appointment to the Board of Directors was granted non-qualified stock options to purchase 25,000 shares of Common Stock with a per share exercise price equal to the fair market value per share of our Common Stock at the grant date. Such options are immediately exercisable. During 2005, no new director was appointed to the Board. Directors who are officers, employees or consultants do not receive any additional compensation for their services as a director.

In addition, the chairperson of the Audit Committee for 2005 received an annual fee of $10,000 and the other members of our Audit Committee received an annual fee of $5,000 each. The chairpersons of the Compensation Committee and the Nominating Committee for 2005 each received an annual fee of $5,000 and the other members of such committees received an annual fee of $2,500 each. In consideration for their services as directors in 2005, in April 2005, each of Messrs. Basso, Enright, Gevas, Hasler, Hibon, Sachs and Stathis were granted 25,000 options with an exercise price of $1.08 per share, exercisable immediately, and 10,000 shares of restricted Common Stock that are fully vested, but can only be sold after the fifth anniversary of the grant date.

For 2006, the amount of the annual fee payable to our outside directors, including chairpersons and members of committees of the Board has not yet been determined.

In January 2004, our Board of Directors approved a three-year arrangement with Mr. Gevas pursuant to which Mr. Gevas provides consulting services relating to the business of the Company. In exchange for his services, Mr.Gevas receives $400,000 annually, and reimbursement of certain expenses relating to medical insurance, car expenses, life insurance premiums and business expenses.

Employment Agreements

Patrick T. Mooney, M.D.

We have entered into an employment agreement with Dr. Mooney that currently expires on January 29, 2007. This agreement automatically renews for successive two-year terms, unless we or Dr. Mooney provide written notice to the other party at least 90 days prior to the end of the term. Under his employment agreement, Dr. Mooney is entitled to receive a minimum base salary of $400,000 and an annual bonus based on achievement of performance targets, measurements and other criteria as shall be determined by the Compensation Committee. In the event of a termination by us without cause or by Dr. Mooney for good reason, we will pay Dr. Mooney a termination payment in an amount equal to: (i) two times his base salary plus the mean bonus paid with respect to the prior three fiscal years; (ii) the sum of any accrued amounts and other accrued benefits; and (iii) the premiums payable for medical coverage for the remainder of the employment term or the renewal term. In the event of a change in control and the termination of this agreement without cause or for good reason on this basis, Dr. Mooney will receive an amount equal to: (i) two times his base salary plus the mean bonus paid with respect to the prior three fiscal years, (ii) the sum of any accrued amounts and other accrued benefits and (iii) the premiums payable for medical coverage for three years. The agreement also provides for noncompetition, nonsolicitation and nondisclosure covenants. In addition, we have entered into a retention agreement with Dr. Mooney, which provides for a retention payment of one times Dr. Mooney’s then current base salary plus bonus earned in 2004, to ensure the continued availability of his services through June 2006. The retention payment is payable in installments, 50% was payable upon execution of the agreement, 25% was payable on December 31, 2005, and the remainder is payable on June 30, 2006. The full amount may be disgorged if Dr. Mooney terminates his employment for other than Good Reason (as defined in the retention agreement) or his employment is terminated for Cause (as defined in the retention agreement) prior to such time.

James F. Smith

In August 2004, we entered into an at-will employment agreement with Mr. Smith which may be terminated by us at any time. Under his employment agreement, Mr. Smith is entitled to receive a minimum base salary of $240,000 and an annual bonus based on achievement of performance targets, measurements and other criteria as shall be determined by the Compensation Committee. In connection with his employment agreement, Mr. Smith received a grant of 150,000 stock options, with an exercise price based on the fair market value at the grant date and which vest over four years, and a signing bonus of $25,000. In the event of a change in control and the termination of this agreement by us without cause or by Mr. Smith for good reason on this basis, Mr. Smith will receive an amount equal to: (i) one and one-half times the sum of his base salary plus the mean bonus paid with respect to the prior three fiscal years; (ii) the sum of any accrued amounts and other accrued benefits; and (iii) the premiums payable for medical coverage for three years. The agreement also provides for noncompetition, nonsolicitation and nondisclosure covenants. In addition, we entered into a retention agreement with Mr. Smith, which initially provided for a retention payment of one times Mr. Smith’s then current base salary plus target bonus for 2004, to ensure the continued availability of his services through June 2006. The retention payment was payable in installments, 50% was payable upon execution of the agreement, 25% was payable on December 31, 2005, and the remainder was payable on June 30, 2006, and the full amount will be disgorged if Mr. Smith is not employed through the termination of such agreement. However, we entered into an amendment of Mr. Smith's retention agreement, which provided that Mr. Smith would receive solely the initial 50% payment to remain with the Company until (i) the earlier of March 16, 2006, and (ii) the filing with the SEC of our Annual Report on Form 10-K. The full amount of the bonus could have been disgorged if Mr. Smith had terminated his employment for other than Good Reason (as defined in the retention agreement) or his employment had been terminated for Cause (as defined in the retention agreement) prior to such time.

Compensation Committee Interlocks and Insider Participation

Prior to April 2005, Messrs. Basso, Enright and Stathis comprised the Compensation Committee. On April 21, 2005, the Nominating Committee recommended, and the Board approved, the increase of the Compensation Committee from three members to four members and the appointment of Mr. Hibon to fill the vacancy created by such increase. On November 15, 2005, Mr. Stathis resigned from the Board in accordance with the Board’s mandatory retirement policy. Since November 2005, the Compensation Committee has been comprised of Messrs. Basso, Enright and Hibon. During their term of service on the Compensation Committee, none of these persons served as an officer or employee of ours during fiscal year 2005. There were no material transactions between us and any of the members of the Compensation Committee during fiscal year 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 28, 2006 by (i) each of our directors, (ii) each Named Executive Officer, (iii) all of our current directors and executive officers as a group, and (iv) each person known by us to be the beneficial owner of more than five percent (5%) of the shares outstanding of Common Stock. This table is based on information supplied to us by our executive officers, directors, and principal stockholders.

As of April 28, 2006, we had 67,056,428 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent Owned(1)
Smith Barney Fund Management LLC(2)	14,855,105		19.9%
Michael A. Roth and Brian J. Stark, as joint filers(3)	6,969,350		9.9%
Heartland Advisors, Inc.(4)	6,778,873		9.9%
3i Group Investments LP(5)	4,161,564		6.2%
Patrick T. Mooney, M.D.	582,500	(6)	*
William A. Hasler	426,000	(7)	*
James F. Smith	132,500	(8)	*
Robert S. Basso	171,166	(9)	*
Vincent Enright	75,000	(10)	*
Georges Hibon	89,000	(11)	*
David H. Sachs, M.D.	60,000	(12)	*
Susan A. Watson	30,000	(13)	*
Manfred Ruediger	353,157	(14)	*
All directors and executive officers as a group (8 persons)	1,566,166	(15)	2.29%
__________
* Less than one percent.

Except as otherwise indicated, the address of each person named in this table is c/o Aphton Corporation, 8 Penn Center, 1628 JFK Blvd., Philadelphia, PA 19103.

(1) The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the Commission. Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of the security, or "investment power," which includes the power to dispose of or direct the disposition of the security. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, in determining the number and percentage of shares beneficially owned by each person pursuant to options exercisable within 60 days after April 28, 2006, shares issuable upon exercise of such options are deemed outstanding for the purpose of determining the total number outstanding for such person and are not deemed outstanding for such purpose for all other stockholders. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

(2) The principal business address of Smith Barney Fund Management LLC is 399 Park Avenue, New York, New York 10022. This number is based on Amendment No. 1 to the Schedule 13G filed on January 23, 2006, and information provided to us by Smith Barney Fund Management LLC. Smith Barney Fund Management LLC filed the Schedule 13G together with CAM North America LLC and Salomon Brothers Asset Management Inc., as a group. According to the Schedule 13G, Smith Barney Fund Management LLC ("SB Fund Management") is the investment adviser to Smith Barney Fundamental Value Fund Inc. ("SB Value Fund"). By reason of such relationship SB Fund Management may be deemed to share the voting and/or dispositive power over the shares. All investment personnel of SB Fund Management are employees of CAM North America LLC ("CAM North America"). By reason of such relationship, CAM North America may be deemed to share the voting and/or dispositive power over the shares. The referenced shares of common stock include 5,000,000 shares of common stock issuable upon conversion of Series A-1 Preferred Stock owned by SB Value Fund.

(3) The principal place of business of Michael A. Roth and Brian J. Stark is 3600 South Lake Drive, St. Francis, WI 53235. This number is based solely on Amendment No. 1 to Schedule 13G filed on February 14, 2006. According to the Amendment, Michael A. Roth and Brian J. Stark have shared voting power and shared dispositive power with respect to all of the referenced shares. All of the referenced shares of common stock are held directly by SF Capital Partners Ltd. Michael A. Roth and Brian J. Stark are the managing members of Stark Offshore Management, LLC, which acts as investment manager and has sole power to direct the management of SF Capital Partners, Ltd. The referenced shares of common stock include 3,342,000 shares of common stock issuable upon the conversion of shares of Series A-1 Convertible Preferred Stock held by SF Capital Partners Ltd. The referenced shares of common stock do not include certain other shares of common stock issuable upon the conversion of Series A-1 Convertible Preferred Stock held by SF Capital Partners Ltd. or shares of common stock issuable upon the exercise of warrants held by SF Capital Partners Ltd. because these securities are subject to conversion caps that preclude the holder from utilizing its exercise and voting rights to the extent that it would beneficially own (determined in accordance with Section 13(d) of the Exchange Act) in excess of 9.9% and 4.9%, respectively, of the common stock after giving affect to such conversion/exercise.

(4) The principal business address of Heartland Advisors, Inc. is 789 North Water Street, Milwaukee, Wisconsin 53202. Heartland Value Fund is a diversified fund issued by Heartland Group Inc. ("Heartland"). Heartland Advisors, Inc. ("Heartland Advisors") serves as investment manager of Heartland Value Fund. By reason of such relationship Heartland Advisors shares the voting and/or dispositive power over the shares. William J. Nasgovitz is the President and principal shareholder of Heartland Advisors. By reason of such relationship Mr. Nasgovitz may be deemed to share voting and/or dispositive power over the shares. The number of referenced shares of common stock is based on information provided to us by Heartland in connection with Amendment No. 2 to Form S-1 (Reg. No. 333-130693). The number of shares beneficially owned includes 1,417,047 shares of common stock issuable upon conversion of Series A-1 Preferred Stock owned by Heartland Value Fund. The number of shares beneficially owned does not include an aggregate of 3,582,953 shares of common stock issuable upon conversion of Series A-1 Preferred Stock that are held by Heartland Value Fund, which are not currently convertible due to ownership caps that preclude the holder from utilizing its exercise and voting rights to the extent that it would beneficially own (determined in accordance with Section 13(d) of the Exchange Act) in excess of 9.9% of the common stock after giving affect to such conversion.

(5) The address of 3i Group Investments LP is 91 Waterloo Road, London SE1 8XP, United Kingdom. 3i 2004 GmbH & CO. KG ("3i 2004") is the general partner of 3i Group Investments LP. By reason of such relationship 3i 2004 may be deemed to share the voting and/or dispositive power over the shares. Robert Stein and Michael von Malinckrodt as the managing directors of 3i 2004 exercise voting and/or dispositive power over the shares. The shares represent shares of our common stock issued to 3i in connection with our acquisition of Igeneon GmbH.

(6) Includes 462,500 shares issuable upon the exercise of stock options that have already vested.

(7) Includes 346,000 shares issuable upon the exercise of stock options that have already vested.

(8) Includes 92,500 shares issuable upon the exercise of stock options that have already vested.

(9) Includes 129,000 shares issuable upon the exercise of stock options that have already vested.

(10) Includes 50,000 shares issuable upon the exercise of stock options that have already vested.

(11) Includes 79,000 shares issuable upon the exercise of stock options that have already vested.

(12) Includes 50,000 shares issuable upon the exercise of stock options that have already vested.

(13) Consists solely of shares issuable upon the exercise of stock options that have already vested.

(14) Consists solely of shares held by a trust, of which Mr. Ruediger is the beneficiary.

(15) Includes 1,239,000 shares issuable upon the exercise of stock options that have already vested.

Equity Compensation Plan Information

The table summarizing information related to our equity compensation plans under which options, warrants and rights have been or may be granted is included in Item 5 of the Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with our acquisition of all of the equity securities of Igeneon in March 2005, we assumed the obligation of Igeneon to pay Mr. Ruediger, our former Senior Vice President, Chief Operating Officer and a director, a payment of EUR 350,626 in accordance with his employment agreement with Igeneon that existed prior to the acquisition. Mr. Ruediger was, at the time of the acquisition, the Chief Executive Officer of Igeneon. Additionally, we issued 353,157 shares to a trust of which Mr. Ruediger is the beneficiary in connection with our acquisition of all of the equity securities of Igeneon in return for the cancellation of Mr. Ruediger’s options in Igeneon equity securities.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Certified Public Accountants’ Fees

The aggregate fees billed to Aphton for the years ended December 31, 2004 and 2005, by our principal accounting firm, E&Y, were as follows:

Audit Fees: The aggregate fees for professional services rendered by E&Y in connection with (i) the audit of our annual financial statements (Form 10-K), (ii) reviews of our quarterly financial statements (Forms 10-Q), (iii) the audit of our internal control over financial reporting and attestation services in connection with compliance with Section 404 of the Sarbanes - Oxley Act of 2002; and (iv) other fees associated with assisting us with the preparation and review of various filings with the Commission, including the preparation of comfort letters and consents for the years ended December 31, 2004 and 2005, were approximately $559,000 and
$420,127, respectively.

Audit-Related Fees: There were no fees for audit-related services for the year ended December 31, 2004. The aggregate fees for audit-related services for the year ended December 31, 2005, were approximately $298,301.

Tax Fees: There were no fees for tax services for the year ended December 31, 2004. The aggregate fees for tax services for the year ended December 31, 2005, were approximately $30,488.

All Other Fees: There were no other fees paid for professional services that were not included in audit fees, audit-related fees and tax fees for the year ended December 31, 2004. The aggregate fees paid for professional services that were not included in audit fees, audit-related fees and tax fees for the year ended December 31, 2005, were approximately $71,976.

E&Y advised the Audit Committee that it did not believe its audit was impaired by providing such services. As a result, E&Y confirmed that, as of December 31, 2005, it was an independent certified public accountant with respect to Aphton within the meaning of the Securities Act of 1933 and the requirements of the Independence Standards Board.

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

In connection with making any pre-approval decision, the Audit Committee must consider whether the provision of such permitted non-audit services by E&Y is consistent with maintaining E&Y's status as our independent certified public accountants.

During 2005, the Audit Committee considered and, if deemed appropriate, approved, on a case by case basis, all audit or permitted non-audit service performed by E&Y in advance of the performance of such service.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1)  Financial Statements

See "Item 8. Financial Statements and Supplementary Data" for Financial Statements included with the Annual Report on Form 10-K filed on April 17, 2006.

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

21	Subsidiaries.*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*
31.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification by Patrick T. Mooney, M.D., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by James F. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+ Management contract or compensatory plan or arrangement
* Previously filed with the Form 10-K for the year ended December 31, 2005
** Filed herewith

(1)	Incorporated by reference to Exhibit 3.1 to the Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed on November 29,2005.
(2)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 8-K filed on April 1, 2003.
(3)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 filed on June 27, 2003.
(4)	Incorporated by reference to Exhibit 4.8 the Registrant’s Registration Statement on Form S-8 filed on July 8, 2003.
(5)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed on October 31, 2003.
(6)	Incorporated by reference to Exhibit 4.9 to the Registrant’s Form 8-K filed on August 18, 2004.
(7)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8 filed on July 8, 2003.
(8)	Incorporated by reference to Exhibit 10.11 the Registrant’s Form 10-Q for the quarter ended June 30, 2004.
(9)	Incorporated by reference to Exhibit 10.12 the Registrant’s Registration Statement on Form S-8 filed on September 7, 2004.
(10)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed December 15, 2004.
(11)	Incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 2004.
(12)	Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 2004.
(13)	Incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K for the year ended December 31, 2004.
(14)	Incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-Q for the quarter ended June 30, 2005.
(15)	Incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-Q for the quarter ended June 30, 2005.
(16)	Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-Q for the quarter ended September 30, 2005.
(17)	Incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q for the quarter ended September 30, 2005.
(18)	Incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q for the quarter ended September 30, 2005.
(19)	Incorporated by reference to Exhibit 10.23 to the Registrant's From 8-K filed on November 25, 2005.
(20)	Incorporated by reference to Exhibit 10.24 to the Registrant's From 8-K filed on November 25, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
APHTON CORPORATION
By:	/s/ Patrick. T. Mooney, M.D.
Patrick T. Mooney, M.D. Chief Executive Officer, President and Chairman of the Board of Directors
Date:	May 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature /s/ Patrick T. Mooney, M.D.	Title Chief Executive Officer, President and Chairman of the	Date May 1, 2006
Patrick T. Mooney, M.D. /s/ James F. Smith	Board of Directors (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)	May 1, 2006
James F. Smith /s/ Robert S. Basso	Director	May 1, 2006
Robert S. Basso /s/ Vincent D. Enright	Director	May 1, 2006
Vincent D. Enright /s/ William A. Hasler	Director	May 1, 2006
William A. Hasler /s/ Georges Hibon	Director	May 1, 2006
Georges Hibon /s/ David H. Sachs	Director	May 1, 2006
David H. Sachs

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

31.2      Certification by James F. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1
CERTIFICATION

I, Patrick T. Mooney, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Aphton Corporation; and

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: May 1, 2006

By:	/s/ Patrick T. Mooney
Name:	Patrick T. Mooney, M.D.
Title:	Chief Executive Officer

Exhibit 31.2
CERTIFICATION

I, James F. Smith, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Aphton Corporation; and

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: May 1, 2006

By:	/s/ James F. Smith
Name:	James F. Smith
Title:	Chief Financial Officer